Form 10KSB40
period 1999-12-31
ASP VENTURES CORP
filed 2000-04-14
CIK 1101298

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1999

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        Commission file number: 000-28589

                               ASP Ventures Corp.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                   98-0203918
------------------------------------       ------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


1177 West Hastings Street, #1818, Vancouver BC, Canada              V6E 2K3
---------------------------------------------------              -------------
    (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:                 (604)602-1717

                         ------------------------------

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class                        Name of each exchange on which registered
               N/A                                                      N/A

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes NO X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

ASP Ventures Corp.'s revenues for its most recent fiscal year ended December 31, 1999 were $ 4,064.
           ------

As of February 29, 2000, there were 3,000,000 outstanding shares of ASP Ventures Corp. common stock. Of those 3,000,000 shares, 2,100,000 shares were held by non-affiliates of the Registrant. ASP's common stock has traded on the Pink Sheets of the National Quotation Bureau, LLC since July 1, 1999, and no sales data is presently available to calculate the aggregate market value of ASP common stock held by non-affiliates.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one) Yes  No  X

The Index of Exhibits filed with this Report begins on page 4.

                               ASP VENTURES CORP.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                     PART I

  Item 1.   Description of Business...........................           3

  Item 2.   Description of Property...........................           3

  Item 3.   Legal Proceedings.................................           3

  Item 4.   Submission of Matters to a Vote of Security Holders          3

                                    PART II

  Item 5.   Market for Common Equity and Related Stockholder Matters     4

  Item 6.   Management's Discussion and Analysis or Plan of Operation    4

  Item 7.   Financial Statements..............................           4

  Item 8.   Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure.............           4

                                    PART III

  Item 9.   Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the
              Exchange Act....................................           4

  Item 10.  Executive Compensation............................           4

  Item 11.  Security Ownership of Certain Beneficial Owners and
              Management......................................           4

  Item 12.  Certain Relationships and Related Transactions....           4

  Item 13.  Exhibits and Reports on Form 8-K..................           4

  Signatures     .............................................           5


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

        (a) DEVELOPMENT OF BUSINESS. ASP Ventures Corp. was originally incorporated under the laws of the State of Florida on March 23, 1989 under the name of "Airsupport Services Corp." On May 15, 1998, we amended our Articles of Incorporation to, among other things, change our name to "ASP Ventures Corp." We are filing this Form 10-SB on a voluntary basis under the Securities Exchange Act of 1934 (the "Exchange Act") in order to become eligible for quotation on the OTC Bulletin Board.

        (b) BUSINESS OF REGISTRANT. ASP is a development stage company whose only operation is seeking viable businesses to acquire. Accordingly, the auditor's report on our financial statements notes that we will need additional financing or future profitability to continue as a going concern. Since its formation, ASP has explored entering into various businesses but has not commenced operations in any business. In particular:

   - From March 23, 1989 until December 31, 1989 ASP explored the possibility of providing support services to airlines. On December 31, 1989, ASP's Board of Directors determined that providing support services to airlines was not a viable business opportunity and that ASP should cease looking for businesses to acquire until the board determined otherwise. ASP remained dormant until May 15, 1998;

   - From May 15, 1998 until February 1999, ASP again began seeking businesses to acquire. In anticipation of becoming involved in a business other than providing support services to airlines, ASP changed its name to ASP Ventures Corp.

   - In February 1999, ASP explored manufacturing lightweight concrete additives. On June 5, 1999, it entered into a binding memorandum of agreement to acquire a minimum of 69.64% of the outstanding common stock of Felco Holding Zug AG, a Swiss manufacturer of lightweight concrete additives, in exchange for 3 million shares of ASP common stock and 350,000 Swiss Francs. The agreement also provided that Felco's controlling shareholders would assign or exclusively license their interests in certain intellectual property and technical processes to Felco, and that ASP would loan Felco 400,000 Swiss Francs (approximately US$251,572) for use as working capital. ASP advanced $132,231 to Felco following the execution of the agreement. Shortly thereafter, ASP terminated the transaction because of questions concerning the valuation of Felco's intellectual property and technical processes to be assigned or licensed to Felco under the agreement. ASP wrote off its $132,231 loan to Felco as not collectible. ASP's management does not believe that ASP incurred any liabilities as a result of its termination of the agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

        As of December 31, 1999, ASP had no material assets except for cash in the amount of $7,754. ASP has no office facilities or real property holdings. ASP currently rents office space at 1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3, on a month-to-month basis at a monthly rental of $2,140 Canadian.

ITEM 3.  LEGAL PROCEEDINGS

        ASP is not party to any legal proceeding which could have a material effect upon its business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        ASP is authorized by its Articles of Incorporation to issue 50,000,000 shares of common stock, par value $0.001 per share.

        All shares of stock, when issued, are to be fully paid and non-assessable. All shares of ASP's common stock are entitled to one vote at any shareholders meeting or other authorized vote of the shareholders. All shares of ASP's common stock are equal to one another with respect to dividends and liquidation rights. Holders of ASP's common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available for dividends, and upon liquidation, are entitled to participate pro-rata in a distribution of assets available for such distribution to shareholders. There are no conversion, preemptive, option, or subscription privileges with respect to any shares. ASP's common stock does not have cumulative voting rights which means that the holder of more than 50% of the shares voting for the election of directors may elect all of the directors if they choose to do so.

        Reference is made to the Certificate of Incorporation, as amended, and the Bylaws of ASP as well as to the applicable statutes of the State of Florida for additional details on the rights, privileges, and liabilities of holders of ASP's stock.

        ASP made the following sales of unregistered common stock during the year ended December 31, 1999. All denominations are in U.S. Dollars unless otherwise noted.

    DATE
  OF ISSUE      TITLE                  PURCHASER                  SHARES SOLD   CONSIDERATION      EXEMPTION
  --------      -----                  ---------                -------------   -------------   ------------
     3/26/99  Common     Euroswiss Securities Limited              100,000         $20,000        Regulation D
     3/26/99  Common     Affaires Financieres S.A.                 200,000         $40,000        Regulation D
     3/26/99  Common     Holger Timm                               100,000         $20,000        Regulation D
     3/26/99  Common     Patrick Ramelet                           100,000         $20,000        Regulation D
     3/26/99  Common     Cesare Bette                               50,000         $10,000        Regulation D
     3/26/99  Common     Harpings Management Limited               100,000         $20,000        Regulation D
     3/26/99  Common     Rahn & Bodmer                             100,000         $20,000        Regulation D
     3/26/99  Common     ValueInvest Ltd.                          100,000         $20,000        Regulation D
     3/26/99  Common     Lilydale Finance Inc.                     100,000         $20,000        Regulation D
     3/26/99  Common     Noble Trading Limited                     100,000         $20,000        Regulation D
     3/26/99  Common     Ecorum Limited                            100,000         $20,000        Regulation D
     3/26/99  Common     FEGU Finance Inc.                         100,000         $20,000        Regulation D
     3/26/99  Common     Jean T. Nasrallah                          50,000         $10,000        Regulation D
     3/26/99  Common     Alia Holding Co.                          100,000         $20,000        Regulation D
     3/26/99  Common     Cayman Islands Securities Ltd.            100,000         $20,000        Regulation D
     3/26/99  Common     Adana Investments Limited                 100,000         $20,000        Regulation D
     3/26/99  Common     Arendal Investments Limited               100,000         $20,000        Regulation D
     3/26/99  Common     Haliun Hongorzul                           50,000         $10,000        Regulation D
     3/26/99  Common     MFC Merchant Bank S.A.                    100,000         $20,000        Regulation D
     3/26/99  Common     Signature Financial Corp.                  50,000         $10,000        Regulation D
     3/26/99  Common     First Capital Invest Corp.                100,000         $20,000        Regulation D

        ASP sold 2,000,000 shares of common stock with a total offering price of $400,000 pursuant to its March 26, 1999 offering of common stock. The principal underwriters for ASP's offering were MFC Merchant Bank S.A. and Patrick Ramelet. ASP paid a total of $12,000 in underwriting commissions in connection with this offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        (a) PLAN OF OPERATION. ASP's plan of operation is to explore the acquisition of viable operating companies. We anticipate that ASP can satisfy its current cash requirements for a period of 6-8 months and do not anticipate that we will have to raise additional funds in the next 2 months. If ASP requires additional capital in order to acquire an operating company, we plan to raise such additional funds through a private placement of common stock. We will satisfy legal and accounting costs associated with filing reports under the Exchange Act through ASP's cash reserves.

        (b) FACTORS THAT COULD AFFECT OPERATING RESULTS

        Forward Looking Statements. This Registration Statement on Form 10-SB contains forward-looking statements. Additional written and oral forward-looking statements may be made by ASP from time to time in SEC filings and otherwise. Results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in ASP's filings with the SEC.

        ASP Will Need Additional Capital in the Future. We anticipate that ASP can satisfy its current cash requirements for a period of 6-8 months. However, the actual amounts and timing of ASP's future capital requirements may vary significantly from management's estimates. ASP intends to evaluate strategic alliances and acquisition opportunities on an ongoing basis as they may arise and ASP may require additional financing if management elects to pursue any such opportunities. Such additional financing may not be available on acceptable terms or at all. A lack of financing may require ASP to delay or abandon plans for entering into such strategic alliances or acquisition opportunities.

        ASP Has a History of Losses and Cannot Be Certain to Achieve Positive Cash Flow. For the year ended December 31, 1999, ASP had a net loss of $440,366. In addition, ASP had an accumulated deficit of $447,866 as of December 31, 1999. ASP presently has no revenue producing operations.

        Even if ASP acquires an operating entity, it cannot be certain that it will achieve or sustain positive cash flow or profitability from its operations. ASP's net losses and negative cash flow are likely to continue even longer than management currently anticipates if ASP does not acquire a viable operating entity and if it does not attract and retain qualified personnel. ASP's ability to achieve its objectives is subject to financial, competitive, regulatory, legal, technical and other factors, many of which are beyond ASP's control.

        ASP Is Subject to Risks As It Makes Acquisitions and Engages in Strategic Alliances. As part of its business strategy, ASP intends to acquire, make investments in, or enter into strategic alliances with as yet unidentified operating companies. Any such future acquisitions, investments and/or strategic alliances would involve risks, such as:

- incorrect assessment of the value, strengths and weaknesses of acquisition and investment opportunities;

- underestimating the difficulty of integrating the operations and personnel of newly acquired companies;

- the potential disruption of any ongoing business, including possible diversions of resources and management time; and

- the threat of impairing relationships with employees and customers as a result of changes in management or ownership.

        ASP cannot assure you that it will be successful in overcoming these risks. Moreover, ASP cannot be certain that any desired acquisition, investment and/or strategic alliance could be made in a timely manner or on terms and conditions acceptable to ASP. Neither can ASP assure you that ASP will be successful in identifying attractive acquisition candidates. We expect that competition for such acquisitions may be significant. ASP may compete with others who have similar acquisition strategies, many of whom may be larger and have greater financial and other resources than ASP.

        An additional risk associated with acquisitions is that many attractive acquisition candidates do not have audited financial statements and have varying degrees of internal controls. Although ASP may believe that the available financial information for a particular business is reliable, it cannot guarantee that a subsequent audit would not reveal matters of significance, including with respect to liabilities, contingent or otherwise. ASP's management expects that, from time to time in the future, ASP will enter into acquisition agreements, the pro forma effect of which is not known and cannot be predicted.

        ASP Does Not Expect to Pay Dividends. ASP does not anticipate paying cash dividends in the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS

        Information with respect to this item is contained in the consolidated financial statements beginning on page F-1 of this Report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Barry L. Friedman, P.C., 1582 Tulita Drive, Las Vegas, Nevada 89123, reported upon ASP's financial statements for the period from inception (March 23,1989) through May 15,1999. On April 20, 1999, ASP engaged Deloitte & Touche as auditors for ASP in anticipation of preparing this registration statement on Form 10-SB. No principal accountant's report on ASP's financial statements for either of the past two years has contained an adverse opinion, disclaimer of opinion or modification of opinion. There have been no disagreements with accountants as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The current directors and officers of ASP, who will serve until ASP's next annual meeting, or until their successors are elected or appointed and qualified, are as follows:

            NAME              AGE     YR. ELECTED         OFFICE HELD
            ----              ---     -----------         -----------
 Ross Wilmot                   55        1999       President

 G.W. Norman Wareham           46        1999       Treasurer and Secretary

Ross Wilmot - Mr. Wilmot was appointed as a director and officer of ASP by ASP's former sole director on April 20, 1999. Mr. Wilmot is a Chartered Accountant. In addition, he serves in the following capacities of other companies: (a) Vice-President, Finance and Director of Intacta Technologies Inc. (from March 23, 1999 to present); (b) Director and Vice-President, Finance of Multivision Communications Corp. (from August 1995 to present);
(c) Vice-President, Finance of CTF Technologies Inc. (from July 1996 to present); (d) Vice-President, Finance (from June 1996 to present and Director (February 1997 to present) of Botex Industries Corp.; (e) Secretary and Director of Paloma Ventures Ltd. (from April 1996 to present); and (f) Vice-President of Finance of Plata Minerals Corp. (from January 1995 to present).

G.W. Norman Wareham - Mr. Wareham was appointed a director and officer of ASP by ASP's former sole director on April 20, 1999. Mr. Wareham has served, or is currently serving, on the board of directors or as an officer for several companies including ZMAX Corporation, Quantum PowerCorp, Solar Energy, Immumed International Ltd. and Cybernet Internet Services International,
Inc. Mr. Wareham has been the president of Wareham Management Ltd. since May 1996. Mr. Wareham has been a director of two Canadian public companies, Anthian Resources and Orko Gold. From June 1995 to January 1996, Mr. Wareham was an accountant with the certified general accounting firm of Wanzel, Sigmund & Overes. From April 1993 to February 1995, Mr. Wareham served as President and Chief Executive Officer of Transatlantic Financial, a private investment banking company. From August 1986 to March 1993, Mr. Wareham was a proprietor of Wareham & Company, providing accounting and management consulting services.

    (b) ASP has no other officers or employees.

    (c) No family relationship exists among ASP's directors and executive officers.

    (d) No legal proceedings have been instituted in the previous five years against ASP's directors and officers, Messrs. Wilmot and Wareham. ASP has no knowledge of any legal proceedings against any predecessor director, officer or promoter of ASP.

Compliance With Section 16(a) Of The Securities Exchange Act Of 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and with the exchange on which the Company's securities are traded. Such reporting persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms so filed.

        The Company is not aware of any failure by an officer, director or beneficial owner of more than 10% of the Company's common stock to file timely with the Securities and Exchange Commission any Forms 3, 4 or 5 relating to the fiscal year ended December 31, 1999.

ITEM 10.  EXECUTIVE COMPENSATION

   (a) GENERAL. ASP's officers and directors are paid based upon the fair market value of the services they provide to ASP, as authorized by its board of directors. No regular salary, bonus, stock option plan, stock appreciation rights, stock incentive plan, or other compensation or perquisites have been implemented by ASP. Amounts paid to the officers and directors are further detailed in subsection (b) below.

   (b) SUMMARY COMPENSATION TABLE. The following table sets forth certain summary information concerning the compensation paid to the President, Treasurer-Secretary, and former officers and directors since January 1, 1998.

                           SUMMARY COMPENSATION TABLE


                NAME AND PRINCIPAL POSITION                     FISCAL     SALARY    BONUS    OTHER COMPENSATION
                ---------------------------                     ------     ------    -----    ------------------
                                                               YEAR PAID
                                                               ---------
Ross Wilmot, President and Director                              1999         0        0           $12,500*

G.W. Norman Wareham, Secretary,Treasurer and Director            1999         0        0           $27,995*

   * This amount represents a management fee paid to the President and Treasurer-Secretary by ASP pursuant to a fee-for-time arrangement in consideration for services rendered. Mr. Wilmot billed $2500 for each of April, May, June, July and August, 1999. Mr. Wareham billed $2,675 for each of April, May, June, July, August, September, October, November and
December 1999, and received other fees of 3,920.

   (c) OPTION/SAR GRANTS. ASP has not granted any options or stock appreciation rights during the last fiscal year.

   (d) AGGREGATE OPTION/SAR EXERCISES. No stock options or stock appreciation rights have been exercised in the last fiscal year.

   (e) LONG TERM INCENTIVE PLAN AWARDS. No long term incentive plans have been awarded by ASP.

   (f) COMPENSATION OF DIRECTORS. ASP's directors are compensated based upon the fair market value of the services provided by such director to ASP, as approved by the board of directors from time to time. All compensation paid to the directors during the last fiscal year is detailed in subsection (b) above.

   (g) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT. ASP entered into a fee-for-time employment arrangement with its President and director, Mr. Ross Wilmot, whereby Mr. Wilmot is entitled to receive up to $2,500 per month in consideration for services rendered. Mr. Wilmot's fee arrangement can be terminated at any time by ASP without cause. Effective August 31, 1999, Mr. Wilmot elected to forego further payments under this arrangement for an indefinite period of time so that ASP can devote its cash resources to its business operations. Mr. Wilmot's fee will accrue on a monthly basis from September 1, 1999.

   ASP entered into a fee-for-time arrangement with its Treasurer-Secretary and director, Mr. Norman Wareham, whereby Mr. Wareham is entitled to receive up to $2,675 per month in consideration for services rendered. Mr. Wareham's fee arrangement can be terminated at any time by ASP without cause.

   No compensation plans or arrangements exist which provide for compensation in the event of a termination or resignation of ASP's officers.

   (h) REPORT ON REPRICING OF OPTIONS/SARs. ASP has not granted any options or stock appreciation rights.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table provides information regarding beneficial owners of at least five percent of the outstanding common stock of ASP.

                                                     NUMBER OF SHARES OWNED
TITLE OF CLASS          NAME AND ADDRESS             AS OF DECEMBER 31, 1999      % OF CLASS
--------------          ----------------             ---------------------        ----------
  Common        Terra Healthy Living Ltd.                   300,000                 10.00
                Pasea Estate
                P.O. Box 958
                Road Town, Tortola
                British Virgin Islands

  Common        Triple Tree Venture                         300,000                 10.00
                CIBC House
                Rue du Pre 2-3 St. Pete
                Guernsey, Channel Islands GY1 3

  Common        VTZ                                         300,000                 10.00
                P.O. Box 6139
                CH-8023 Zurich
                Switzerland

No options, warrants, rights, conversion privileges or similar obligations exist which provide the above shareholders, or any other persons, with the right to acquire additional shares within 60 days.

   (b) ASP's directors and officers do not own any shares of its common stock.

   (c) No arrangements presently exist which would result in a change in control of ASP.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   From February 1, 1999 to March 31, 1999, ASP paid Mr. Wareham $5,350 for consulting services rendered to ASP prior to Mr. Wareham becoming an officer and director of the company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Required by Item 601

      Item
     Number                   Description
      3.1         Articles of Incorporation of Airsupport Services Corp., filed
                  March 21, 1989 (filed as Exhibit 3.1 to ASP's Form 10SB12G filed as of December 21, 1999, No. 000-28589, and incorporated herein by reference).

      3.2         Articles of Amendment to Airsupport Services Corp., filed
                  May 15, 1998 (filed as Exhibit 3.2 to ASP's Form 10SB12G filed as of December 21, 1999, No. 000-28589, and incorporated herein by reference).

      3.3         Bylaws of ASP Ventures Corp (filed as Exhibit 3.3 to ASP's
                  Form 10SB12G filed as of December 21, 1999, No. 000-28589, and incorporated herein by reference).

     10.1         Memorandum of Agreement dated June 5, 1999, between ASP
                  Ventures Corp., Felco Holding Zug AG and others, regarding the acquisition of Felco by ASP (filed as Exhibit 10.1 to ASP's Form 10SB12G filed as of December 21, 1999, No.
                  000-28589, and incorporated herein by reference).

     27.1         Financial Data Schedule (filed herewith).

(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ASP VENTURES CORP.

  Date: April 13, 2000               By:  /s/ Ross Wilmot
                                          Ross Wilmot, President

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                         Title                       Date
  -------------------         ----------------------------------  ----------------
  /s/ Ross Wilmot             President and Director               April 13, 2000
      Ross Wilmot

  /s/ G.W. Norman Wareham     Secretary, Treasurer and Director    April 13, 2000
      G.W. Norman Wareham

                              ASP VENTURES CORP.

                        (A DEVELOPMENT STAGE COMPANY)

                        Index to Financial Statements


                Audited Financial Statements as of December 31, 1999, including independent auditor's report, audited balance sheet, and audited statements of loss and deficit and cash flows...................

ASP VENTURES CORP.
BALANCE SHEET
(EXPRESSED IN UNITED STATES DOLLARS)

                                                                                    December 31,
                                                                      ---------------------------------
                                                                          1999                  1998
                                                                      ------------         ------------
ASSETS

CURRENT
   Cash                                                                $   7,754              $       -
---------------------------------------------------------------------------------------------------------
Total assets                                                           $   7,754              $       -
=========================================================================================================

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                            $  62,620              $   2,500
---------------------------------------------------------------------------------------------------------
Total liabilities                                                         62,620                  2,500
---------------------------------------------------------------------------------------------------------

DEFICIENCY IN SHAREHOLDERS' EQUITY

Share capital (Note 3)                                                     3,000                  1,000
Additional paid in capital (Note 3)                                      390,000                  4,000
Deficit                                                                 (447,866)                (7,500)
---------------------------------------------------------------------------------------------------------
Total deficiency in shareholders' equity                                 (54,866)                (2,500)
---------------------------------------------------------------------------------------------------------
Total liabilities and deficiency in shareholders' equity               $   7,754              $       -
=========================================================================================================

GOING CONCERN (Note 1)

APPROVED BY THE BOARD

 ..............................................Director

 ..............................................Director

ASP VENTURES CORP.
STATEMENT OF LOSS AND DEFICIT
(EXPRESSED IN UNITED STATES DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                           1999               1998               1997
                                                    -----------         ----------        -----------
REVENUE
   Interest                                         $     4,064         $      -          $       -
-----------------------------------------------------------------------------------------------------
EXPENSES
   Accounting                                             5,907              2,500                -
   Bank charges                                             997                -                  -
   Consulting                                           125,894                -                  -
   Courier                                                   49                -                  -
   Entertainment                                          3,875                -                  -
   Filing fees                                            2,454                -                  -
   Legal                                                104,488                -                  -
   Office                                                 1,849                -                  -
   Management fees                                       50,495                -                  -
   Provision for bad debt                               132,231                -                  -
   Rent                                                   8,739                -                  -
   Transfer agency                                        1,030                -                  -
   Travel                                                 6,422                -                  -
-----------------------------------------------------------------------------------------------------
                                                        444,430              2,500                -
-----------------------------------------------------------------------------------------------------
NET LOSS                                               (440,366)            (2,500)               -

DEFICIT, BEGINNING OF YEAR                               (7,500)            (5,000)            (5,000)
-----------------------------------------------------------------------------------------------------
DEFICIT, END OF YEAR                                   (447,866)            (7,500)            (5,000)
=====================================================================================================
BASIC LOSS PER SHARE                                $     (0.16)        $    (0.00)       $     (0.00)
=====================================================================================================

Weighted average number of shares outstanding         2,669,726          1,000,000              5,000
=====================================================================================================

ASP VENTURES CORP.
STATEMENT OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS)

                                                                  YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                               1999            1998        1997
                                                         ----------      ----------    ---------
OPERATING ACTIVITIES
Net income for the year                                  $(440,366)       $  (2,500)   $    -
Change in non-cash operating working capital items
   Accounts payable and accrued liabilities                 60,120            2,500         -
------------------------------------------------------------------------------------------------
Total operating activities                                (380,246)               -         -
------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Capital stock issued                                    400,000                -         -
   Financing fees                                          (12,000)               -         -
------------------------------------------------------------------------------------------------
Total financing activities                                 388,000                -         -
------------------------------------------------------------------------------------------------
INCREASE IN CASH                                             7,754                -         -

CASH POSITION, BEGINNING OF PERIOD                               -                -         -
------------------------------------------------------------------------------------------------
CASH POSITION, END OF PERIOD                             $   7,754        $       -    $    -
------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest received                                     $   4,064        $       -    $    -
------------------------------------------------------------------------------------------------

Auditors' Report and Financial Statements of

ASP VENTURES CORP.

December 31, 1999

AUDITORS' REPORT

To the Shareholders of
ASP Ventures Corp.

We have audited the balance sheets of ASP Ventures Corp. as at December 31, 1999 and 1998 and the statements of loss and deficit and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in Canada.

(SIGNED) DELOITTE & TOUCHE, LLP

Chartered Accountants
Vancouver, British Columbia
April 6, 2000


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA
- UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by a significant uncertainty such as referred to in Note 1 regarding the Company's ability to continue as a going concern. Our report to the shareholders dated April 6, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the financial statements.

(SIGNED) DELOITTE & TOUCHE, LLP

Chartered Accountants
Vancouver, British Columbia
April 6, 2000

ASP VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(EXPRESSED IN UNITED STATES DOLLARS)

1.      GOING CONCERN

        The Company was incorporated under the laws of the State of Florida on March 23, 1989, as Air Support Services, Corp. On May 15, 1998, the company changed its name to ASP Ventures Corp.

        Since inception, the Company has incurred cumulative losses of $447,866 and has a working capital deficiency of $54,866. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

        The Company's ability to meet its obligations and maintain its operations is contingent upon several factors, including profitable operations, successful completion of additional financing arrangements, the continuing support of its creditors and/or the completion of a business combination with a company which would assist in obtaining necessary financing.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        These financial statements have been prepared in accordance with accounting principles generally accepted in Canada which, in the case of the Company, in respect of these financial statements do not differ materially from accounting principles generally accepted in the United States (See Note 7).

        (a)    Loss per common share

               The loss per common share is calculated based on the weighted average number of shares outstanding during the period.

        (b)    Use of estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates.

        (c)    Cash and cash equivalents

               Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity, at the date of purchase, of ninety days or less.

ASP VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(EXPRESSED IN UNITED STATES DOLLARS)


3.      SHARE CAPITAL

        (a)    Authorized

               50,000,000 common voting shares, $0.001 par value.

        (b)    Issued

                                             Common Stock
                                       -----------------------   Additional
                                          Shares      Amount   paid-in capital   Total
                                       ------------ ---------- ---------------  --------
Balance, December 31, 1995, 1996, 1997       5,000    $ 5,000    $     -       $ 5,000
Change of par value of shares from
   $1.00 to $0.001                             -       (4,995)       4,995         -
Stock split of shares (Note 3(c))          995,000        995         (995)        -
---------------------------------------------------------------------------------------
Balance, December 31, 1998               1,000,000      1,000        4,000       5,000
Private placement                        2,000,000      2,000      386,000     388,000
---------------------------------------------------------------------------------------
Balance, December 31, 1999               3,000,000    $ 3,000    $ 390,000   $ 393,000
---------------------------------------------------------------------------------------


        (c) During the year ended December 31, 1998, the Company split its common shares on a 200:1, increasing the number of outstanding common shares to 1,000,000.

        (d) During the year ended December 31, 1999, the Company issued 2,000,000 common shares at $0.20 per share for gross proceeds of $400,000, less financing costs of $12,000.

4.      RELATED PARTY TRANSACTIONS

        Management fee paid or payable to directors amounted to $50,495, of which $10,000 is included in accrued liabilities.

5.      COMMITMENT

        The Company is party to a consulting services agreement requiring payments in the year ending December 31, 2000 aggregating US$10,000.

ASP VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(EXPRESSED IN UNITED STATES DOLLARS)

6.      UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

        The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the Company, including those related to customers, suppliers or third parties, have been fully resolved.

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

        These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada which differ in certain respects from GAAP in the United States. There are no material differences between Canadian and United States GAAP affecting the Company's financial statements.

        Recent Pronouncement

        In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently assessing the impact of SFAS No. 133 on the Company's financial statements and has not yet determined the effect, if any, on its financial position and results of operations. SFAS No. 137 defers the date of implementation to June 15, 2000.