Form 10QSB
period 2000-03-31
ASP VENTURES CORP
filed 2000-05-22
CIK 1101298

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from ______________________ to _____________________

                               Commission File No.

                               ASP Ventures Corp.
                             -----------------------
             (Exact name of registrant as specified in its charter)

           Florida                                        98-0203918
           --------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of organization)

                      1177 West Hastings Street, Suite 1818
                          Vancouver BC, Canada V6E 2K3
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 602-1717
              (Registrant's telephone number, including area code)

          (Former name or former address, if changed since last report)

       Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

       As of May 8, 2000, there were issued and outstanding 3,000,000 shares of common stock of the registrant.

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I FINANCIAL INFORMATION ................................................

  ITEM 1. FINANCIAL STATEMENTS ..............................................

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS ........

PART II OTHER INFORMATION ...................................................

  ITEM 1. LEGAL PROCEEDINGS .................................................

  ITEM 2. CHANGES IN SECURITIES .............................................

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...................................

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............

  ITEM 5. OTHER INFORMATION .................................................

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................

SIGNATURES ..................................................................

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASP VENTURES CORP.
BALANCE SHEET
(UNAUDITED)
(EXPRESSED IN UNITED STATES DOLLARS)
================================================================================


                                                  MARCH 31,         December 31,
                                                       2000                1999
                                                 ----------         ------------
ASSETS

CURRENT
   Cash                                          $   11,248         $      7,754
================================================================================

LIABILITIES

CURRENT
   Accounts payable                              $  103,583         $     62,620
   Loan payable (Note 3)                             15,000                    -
--------------------------------------------------------------------------------
                                                    118,583               62,620
--------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Share capital (Note 4)                                3,000                3,000
Additional paid in capital                          390,000              390,000
Deficit                                           (500,335)            (447,866)
--------------------------------------------------------------------------------
                                                  (107,335)             (54,866)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $   11,248         $      7,754
================================================================================

GOING CONCERN (Note 1)

ASP VENTURES CORP.
STATEMENT OF INCOME AND RETAINED EARNINGS
THREE MONTH PERIOD ENDED MARCH 31
(UNAUDITED)
(EXPRESSED IN UNITED STATES DOLLARS)
================================================================================


                                                       2000                 1999
                                                 ----------         ------------
REVENUE
   Interest                                      $       51         $      1,012
--------------------------------------------------------------------------------

EXPENSES
   Bank charges                                          88                  189
   Consulting                                        15,000               21,656
   Entertainment                                        254                  174
   Filing fees                                        2,275                    -
   Financing fees                                        23                    -
   Legal                                             16,193                    -
   Management fee                                    17,130                    -
   Transfer agency                                      513                    -
   Travel                                             1,044                6,422
--------------------------------------------------------------------------------
                                                     52,520               28,441
--------------------------------------------------------------------------------
NET LOSS                                           (52,469)             (27,429)

DEFICIT, BEGINNING OF PERIOD                      (447,866)              (6,772)
================================================================================
DEFICIT, END OF PERIOD                           $(500,335)         $   (34,201)
================================================================================

LOSS PER SHARE                                   $   (0.17)         $     (0.03)

ASP VENTURES CORP.
STATEMENT OF CASH FLOWS
THREE MONTH PERIOD ENDED MARCH 31
(UNAUDITED)
(EXPRESSED IN UNITED STATES DOLLARS)
================================================================================


                                                             2000           1999
                                                       ----------   ------------
OPERATING ACTIVITIES
  Net income for the period                            $ (52,469)   $   (27,429)
  Change in non-cash operating working capital items
  Accounts payable                                         40,963              -
--------------------------------------------------------------------------------
                                                         (11,506)       (27,429)

FINANCING ACTIVITY
  Loan payable                                             15,000              -
  Share capital                                                 -        320,000
--------------------------------------------------------------------------------
INCREASE IN CASH                                            3,494        292,571
CASH POSITION, BEGINNING OF PERIOD                          7,754              -
--------------------------------------------------------------------------------
CASH POSITION, END OF PERIOD                           $   11,248   $    292,571
================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest received                                   $       51   $      1,013
================================================================================

ASP VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
================================================================================

1.     GOING CONCERN

       The Company was incorporated under the laws of the State of Florida on March 23, 1989, as Air Support Services, Corp. On May 15, 1998, the company changed its name to ASP Ventures Corp.

       Since inception, the Company has incurred cumulative losses of $500,335 and has a working capital deficiency of $107,335. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       These financial statements have been prepared in accordance with Canadian generally accepted accounting principles which in respect of these financial statements do not differ materially from accounting principles generally accepted in the United States.

       (a)    Earnings (loss) per common share

              The earnings (loss) per common share is calculated based on the weighted average number of shares outstanding during the period. Diluted earnings per share has not been presented as the effect of common shares issuable on the exercise of options is anti-dilutive.

       (b)    Use of estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

       (c)    Cash and cash equivalents

              Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of ninety days or less.

ASP VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
================================================================================

3.     LOAN PAYABLE

       The loan payable of $15,000 is non-interest bearing and repayable on demand.

4.     SHARE CAPITAL

       (a)    Authorized

              50,000,000 common voting shares, $0.001 par value.

       (b)    Issued

                                                                     Common Stock
                                                              ----------------------------      Additional
                                                               Shares           Amount        paid-in capital        Total
                                                              ---------------------------- ---------------------------------------
              Balance, December 31, 1997                            5,000      $    5,000      $           -        $   5,000

              Change of par value of shares from
                 $1.00 to $0.001                                        -          (4,995)             4,995                -
              Stock split (note 4(c))                             995,000             995              (995)                -
              --------------------------------------------------------------------------------------------------------------------
              Balance, December 31, 1998                        1,000,000           1,000              4,000            5,000

              Private placement (Note 4(d))                     2,000,000           2,000            386,000          388,000
              --------------------------------------------------------------------------------------------------------------------
              Balance, March 31, 2000 and
              December 31, 1999                                 3,000,000      $    3,000      $     390,000        $ 393,000
              ====================================================================================================================

       (c) During the year ended December 31, 1998, the Company split its common shares on a 200:1 basis increasing the number of outstanding common shares to 1,000,000.

       (d) During the year ended December 31, 1999, the Company issued 2,000,000 common shares at $0.20 per share for gross proceeds of $400,000, less financing costs of $12,000.

5.     RELATED PARTY TRANSACTIONS

       Management fees paid or payable to directors amounted to $17,130 (March 31, 1999 - $Nil; December 31, 1999 - $50,495).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

        ASP Has a History of Losses and Cannot Be Certain to Achieve Positive Cash Flow. For the three month period ended March 31, 1999 ASP had a net loss of $27,429. ASP had a net loss of $52,469 for the same period in 2000. ASP presently has no revenue producing operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  CHANGES IN SECURITIES

NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Exhibits

       Item
      Number                          Description
       3.1    Articles of Incorporation of Airsupport Services Corp., filed
              March 21, 1989 (filed as Exhibit 3.1 to ASP's Form 10SB12G filed as of December 21, 1999, and incorporated herein by reference).

       3.2    Articles of Amendment to Airsupport Services Corp., filed May 15,
              1998 (filed as Exhibit 3.1 to ASP's Form 10SB12G filed as of
              December 21, 1999, and incorporated herein by reference).

       3.3    Bylaws of ASP Ventures Corp. (filed as Exhibit 3.1 to ASP's Form
              10SB12G filed as of December 21, 1999, and incorporated herein by reference).

       27     Financial Data Schedule (filed herewith).

            (b)         Reports on Form 8-K

            NONE

SIGNATURES

            In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ASP Ventures Corp.

Dated             May 19, 2000                   by: /s/ Ross Wilmot
                                                 ------------------------
                                                 Ross Wilmot
                                                 President and Director

Dated             May 19, 2000                   by: /s/ G.W. Norman Wareham
                                                 ------------------------
                                                 G.W. Norman Wareham
                                                 Secretary, Treasurer and
                                                 Director