Form 10QSB
period 2000-06-30
ASP VENTURES CORP
filed 2000-08-14
CIK 1101298

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 Yes [X] No [ ]

       As of August 8, 2000, there were issued and outstanding 3,000,000 shares of common stock of the registrant.

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I FINANCIAL INFORMATION ................................................     3

  ITEM 1. FINANCIAL STATEMENTS ..............................................     3

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS ........     8

PART II OTHER INFORMATION ...................................................     9

  ITEM 1. LEGAL PROCEEDINGS .................................................     9

  ITEM 2. CHANGES IN SECURITIES .............................................     9

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...................................     9

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............     9

  ITEM 5. OTHER INFORMATION .................................................     9

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................     9

SIGNATURES ..................................................................    10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASP VENTURES CORP.
BALANCE SHEET
(UNAUDITED)
(EXPRESSED IN UNITED STATES DOLLARS)
===============================================================================


                                                   June 30,        December 31,
                                                       2000                1999
                                                 ----------         -----------
ASSETS

CURRENT
   Cash                                          $    4,025         $     7,754
===============================================================================

LIABILITIES

CURRENT
   Accounts payable                              $  123,818         $    62,620
   Accrued interest payable                             389                   -
   Loan payable (Note 3)                             33,343                   -
-------------------------------------------------------------------------------
                                                    157,550              62,620
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Share capital (Note 4)                                3,000               3,000
Additional paid in capital                          390,000             390,000
Deficit                                            (546,525)           (447,866)
-------------------------------------------------------------------------------
                                                   (153,525)            (54,866)
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $    4,025         $     7,754
===============================================================================

GOING CONCERN (Note 1)

ASP VENTURES CORP.
STATEMENT OF LOSS AND DEFICIT
SIX MONTH PERIOD ENDED JUNE 30
(UNAUDITED)
(EXPRESSED IN UNITED STATES DOLLARS)
================================================================================


                                                       2000                 1999
                                                 ----------         ------------
REVENUE
   Interest                                      $      164         $      3,315
--------------------------------------------------------------------------------

EXPENSES
   Accounting and audit                               2,029                    -
   Bank charges                                         214                  597
   Consulting                                        30,000               94,863
   Currency exchange                                    168                   49
   Entertainment                                      1,458                1,523
   Filing fees                                        3,896                  351
   Financing fees                                     1,512               12,000
   Interest                                             389                    -
   Legal                                             22,114               68,971
   Management fee                                    34,260               22,795
   Transfer agency                                      867                  895
   Travel                                             1,916                6,422
   Write-down of advances                                 -              132,231
--------------------------------------------------------------------------------
                                                     98,823              340,697
--------------------------------------------------------------------------------
NET LOSS                                           (98,659)            (337,382)

DEFICIT, BEGINNING OF PERIOD                      (447,866)              (7,500)
================================================================================
DEFICIT, END OF PERIOD                           $(546,525)         $  (344,882)
================================================================================

LOSS PER SHARE                                   $   (0.03)         $     (0.17)

ASP VENTURES CORP.
STATEMENT OF CASH FLOWS
SIX MONTH PERIOD ENDED JUNE 30
(UNAUDITED)
(EXPRESSED IN UNITED STATES DOLLARS)
================================================================================


                                                             2000          1999
                                                       ----------   -----------
OPERATING ACTIVITIES
  Net income for the period                            $  (98,659)   $ (337,382)
  Change in non-cash operating working capital items
  Accounts payable                                         58,093       114,734
-------------------------------------------------------------------------------
                                                          (40,566)     (222,648)

FINANCING ACTIVITY
  Loan payable                                             33,343             -
  Share capital                                                 -       320,000
-------------------------------------------------------------------------------
INCREASE IN CASH                                           (7,223)       97,352
CASH POSITION, BEGINNING OF PERIOD                         11,248             -
-------------------------------------------------------------------------------
CASH POSITION, END OF PERIOD                           $    4,025   $    97,352
===============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest received                                   $      164   $     3,315
================================================================================

ASP VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
================================================================================

1.     GOING CONCERN

       The Company was incorporated under the laws of the State of Florida on March 23, 1989, as Air Support Services, Corp. On May 15, 1998, the company changed its name to ASP Ventures Corp.

       Since inception, the Company has incurred cumulative losses of $546,525 and has a working capital deficiency of $153,525. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

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

ASP VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
================================================================================

3.     LOAN PAYABLE

       The loan payable of $33,343 is interest bearing at 6% and repayable on demand.

4.     SHARE CAPITAL

       (a)    Authorized

              50,000,000 common voting shares, $0.001 par value.

       (b)    Issued

                                                                     Common Stock
                                                              ----------------------------      Additional
                                                               Shares           Amount        paid-in capital        Total
                                                              ---------------------------- ---------------------------------------
              Balance, December 31, 1997                            5,000      $    5,000      $           -        $   5,000

              Change of par value of shares from
                 $1.00 to $0.001                                        -          (4,995)             4,995                -
              Stock split (note 4(c))                             995,000             995              (995)                -
              --------------------------------------------------------------------------------------------------------------------
              Balance, December 31, 1998                        1,000,000           1,000              4,000            5,000

              Private placement (Note 4(d))                     2,000,000           2,000            386,000          388,000
              --------------------------------------------------------------------------------------------------------------------
              Balance, June 30, 2000 and
              December 31, 1999                                 3,000,000      $    3,000      $     390,000        $ 393,000
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

5.     RELATED PARTY TRANSACTIONS

       Management fees paid or payable to directors amounted to $34,260 (December 31, 1999 - $50,495).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        (a) PLAN OF OPERATION. ASP's plan of operation is to explore the acquisition of viable operating companies. We anticipate that ASP can satisfy its current cash requirements for a period of approximately 2 months and we anticipate that we will have to raise additional funds in the next 2 months. We plan to raise such additional funds through a private placement of common stock or through short-term loans. We will satisfy legal and accounting costs associated with filing reports under the Exchange Act through ASP's cash reserves.

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

        ASP Will Need Additional Capital in the Future. We anticipate that ASP can satisfy its current cash requirements for a period of approximately 2 months. However, the actual amounts and timing of ASP's future capital requirements may vary significantly from management's estimates. ASP intends to evaluate strategic alliances and acquisition opportunities on an ongoing basis as they may arise and ASP may require additional financing if management elects to pursue any such opportunities. Such additional financing may not be available on acceptable terms or at all. A lack of financing may require ASP to delay or abandon plans for entering into such strategic alliances or acquisition opportunities.

        ASP Has a History of Losses and Cannot Be Certain to Achieve Positive Cash Flow. For the six month period ended June 30, 1999 ASP had a net loss of $337,382. ASP had a net loss of $98,823 for the same period in 2000. ASP presently has no revenue producing operations.

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

                                                 ASP Ventures Corp.

Dated             August 14, 2000                by: /s/ Ross Wilmot
                                                 ------------------------
                                                 Ross Wilmot
                                                 President and Director

Dated             August 14, 2000                by: /s/ G.W. Norman Wareham
                                                 ------------------------
                                                 G.W. Norman Wareham
                                                 Secretary, Treasurer and
                                                 Director