Form 10-Q
period 2000-09-30
ASP VENTURES CORP
filed 2000-11-14
CIK 1101298

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

                                 Yes [X] No [ ]

       As of September 30, 2000, there were issued and outstanding 3,000,000 shares of common stock of the registrant.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASP VENTURES CORP.
BALANCE SHEET
(UNAUDITED)
(EXPRESSED IN UNITED STATES DOLLARS)
===============================================================================


                                              September 30,        December 31,
                                                       2000                1999
                                                 ----------         -----------
ASSETS

CURRENT
   Cash                                          $    1,104         $     7,754
===============================================================================

LIABILITIES

CURRENT
   Accounts payable                              $  158,787         $    62,620
   Accrued interest payable                           1,083                   -
   Loan payable (Note 3)                             40,843                   -
-------------------------------------------------------------------------------
                                                    200,713              62,620
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Share capital (Note 4)                                3,000               3,000
Additional paid in capital                          390,000             390,000
Deficit                                            (592,609)           (447,866)
-------------------------------------------------------------------------------
                                                   (199,609)            (54,866)
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $    1,104         $     7,754
===============================================================================

GOING CONCERN (Note 1)

ASP VENTURES CORP.
STATEMENT OF INCOME AND RETAINED EARNINGS
NINE-MONTH PERIOD ENDED SEPTEMBER 30
(UNAUDITED)
(EXPRESSED IN UNITED STATES DOLLARS)

=====================================================================================================================

                                                                                           2000                 1999
                                                                             -------------------   ------------------
REVENUE
     Interest                                                                             $ 213              $ 3,819
---------------------------------------------------------------------------------------------------------------------

EXPENSES
     Accounting and audit                                                                 3,165                 (326)
     Bank charges                                                                           306                  793
     Consulting                                                                          45,000              110,894
     Courier                                                                                  -                   49
     Currency exchange                                                                      236                  (20)
     Entertainment                                                                        2,052                2,592
     Filing fees                                                                          5,014                  351
     Financing fees                                                                       1,512                    -
     Interest                                                                             1,083                    -
     Legal                                                                               30,324               88,198
     Management fee                                                                      51,390               31,225
     Office and general                                                                   1,910                1,820
     Provision for bad debt                                                                   -              132,231
     Rent                                                                                     -                8,739
     Transfer agency                                                                      1,048                  895
     Travel                                                                               1,916                6,422
---------------------------------------------------------------------------------------------------------------------
                                                                                        144,956              383,863
---------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                               (144,743)            (380,044)
DEFICIT, BEGINNING OF PERIOD                                                           (447,866)              (7,500)
---------------------------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                                                               $ (592,609)          $ (387,544)
=====================================================================================================================

LOSS PER SHARE                                                                $           (0.19)    $          (0.13)
=====================================================================================================================

ASP VENTURES CORP.
STATEMENT OF CASH FLOWS
NINE-MONTH PERIOD ENDED SEPTEMBER 30
(UNAUDITED)
(EXPRESSED IN UNITED STATES DOLLARS)

=====================================================================================================================


                                                                                              2000              1999
                                                                                   ----------------  ----------------
OPERATING ACTIVITIES
     Net income for the period                                                           $(144,743)        $(380,044)
     Depreciation and amortization                                                               -           132,231
     Change in non-cash operating working capital items
        Accounts receivable                                                                      -          (132,231)
        Accounts payable                                                                    96,167            26,325
        Accrued interest payable                                                             1,083                 -
---------------------------------------------------------------------------------------------------------------------
                                                                                           (47,493)         (353,719)
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITY
     Loan payable                                                                           40,843                 -
     Share capital                                                                               -           400,000
     Financing fees                                                                              -           (12,000)
---------------------------------------------------------------------------------------------------------------------
                                                                                            40,843           388,000
---------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH                                                                            (6,650)           34,281
CASH POSITION, BEGINNING OF PERIOD                                                           7,754                 -
---------------------------------------------------------------------------------------------------------------------
CASH POSITION, END OF PERIOD                                                             $   1,104          $ 34,281
=====================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest received                                                                        $       -           $ 3,819
=====================================================================================================================

ASP VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
================================================================================

1.     GOING CONCERN

       The Company was incorporated under the laws of the State of Florida on March 23, 1989, as Air Support Services, Corp. On May 15, 1998, the company changed its name to ASP Ventures Corp.

       Since inception, the Company has incurred cumulative losses of $592,609 and has a working capital deficiency of $199,609. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

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

ASP VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
================================================================================

3.     LOAN PAYABLE

       The loan payable of $40,843 is interest bearing at 6% and repayable on demand.

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

5.     RELATED PARTY TRANSACTIONS

       Management fees paid or payable to directors amounted to $51,390 (SEPTEMBER 30, 1999 - $31,225).

6.      SUBSEQUENT EVENT

        Subsequent to September 30, 2000, ASP Ventures Corp. has signed a letter of intent with Premier ASP to acquire all of its shares. The transaction is conditional upon satisfactory due diligence by ASP, agreement on the number of shares of ASP to be issued for the acquisition and negotiation of a definitive agreement.

        ASP also announced that it has agreed to provide $300,000 of bridge financing to Premier ASP prior to the closing of the acquisition. Through this acquisition, ASP intends to provide business processes to corporate clients and their employees, both directly and through an internet portal site.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        ASP is not currently engaged in any business. On September 21, 2000, ASP entered into an informal agreement to acquire all of the issued and outstanding common stock of Premiere ASP. We understand that Premiere ASP has arranged to acquire contracts to provide services to businesses and their employees, including the management of benefits and insurance programs. ASP's acquisition of Premiere ASP is contingent upon, among other things, ASP's due diligence review of Premiere ASP and the execution of a definitive agreement.

        Subject to ASP's review of Premiere ASP, ASP has agreed to provide $300,000 of bridge financing to Premiere ASP. ASP plans to raise funds for the bridge financing by selling convertible debt in the amount of $500,000.

        (b) FACTORS THAT COULD AFFECT OPERATING RESULTS

        Forward Looking Statements. This periodic report on Form 10-QSB contains forward-looking statements. Additional written and oral forward-looking statements may be made by ASP from time to time in SEC filings and otherwise. Results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in ASP's filings with the SEC.

        ASP Will Need Additional Capital in the Future. We intend to satisfy our cash requirements over the next 12 months by borrowing up to $500,000. We have entered into an informal arrangement with a lender to provide such financing, however, such additional financing may not be available on acceptable terms or at all. A lack of financing may require ASP to delay or abandon plans for entering into a definitive agreement to purchase Premiere ASP.


        ASP Has a History of Losses and Cannot Be Certain to Achieve Positive Cash Flow. For the nine month period ended September 30, 1999 ASP had a net loss of $144,743. ASP had a net loss of $380,044 for the same period in 2000. ASP presently has no revenue producing operations.

        Even if ASP acquires Premiere ASP or another operating entity, it cannot be certain that it will achieve or sustain positive cash flow or profitability from its operations. ASP's net losses and negative cash flow are likely to continue even longer than management currently anticipates if ASP does not acquire a viable operating entity and if it does not attract and retain qualified personnel. ASP's ability to achieve its objectives is subject to financial, competitive, regulatory, legal, technical and other factors, many of which are beyond ASP's control.

        ASP Is Subject to Risks As It Makes Acquisitions and Engages in Strategic Alliances. As part of its business strategy, ASP intends to acquire Premiere ASP and may acquire, make investments in, or enter into strategic alliances with as yet unidentified operating companies. Any such future acquisitions, investments and/or strategic alliances would involve risks, such as:

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

                                                 ASP Ventures Corp.

Dated             November 14, 2000              by: /s/ Ross Wilmot
                                                 ------------------------
                                                 Ross Wilmot
                                                 President and Director

Dated             November 14, 2000              by: /s/ G.W. Norman Wareham
                                                 ------------------------
                                                 G.W. Norman Wareham
                                                 Secretary, Treasurer and
                                                 Director