Form 10KSB
period 2000-12-31
ASP VENTURES CORP
filed 2001-04-17
CIK 1101298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

For the year ended December 31, 2000

/   / TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    _____________   to   ______________

Commission file number 000-28589

ASP VENTURES CORP. (Exact name of small business issuer as specified in its charter)

FLORIDA (State of other jurisdiction of incorporation or organization)	98-0203918 (IRS Employer Identification No.)

1177 West Hastings Street, #1818, Vancouver, BC, Canada V6E 2K3 (Address of principal executive officer)

(604) 602-1717 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Each Class is Registered
Common Stock, $0.001 Par Value	OTC Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this FORM 10-KSB or any amendment to this FORM 10-KSB  (  ).

The issuer's revenues for its most recent fiscal year were $280.

The aggregate market value of the issuer's voting stock held as of December 31, 2000 by non-affiliates of the issuer, based upon the closing sale price on that date, was approximately $2,179,688 based upon the quoted price on that date.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes    X    No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of the latest practicable date:
3,150,000 as of December 31, 2000

Transitional Small Business Disclosure Format (check one ): Yes     No    X

ASP VENTURES CORP.

FORM 10-KSB

i

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development.

           ASP Ventures Corp. was originally incorporated under the laws of the State of Florida on March 23, 1989 under the name of "Airsupport Services Corp." On May 15, 1998, we amended our Articles of Incorporation to, among other things, change our name to "ASP Ventures Corp."

Business of ASP Ventures Corp.

           We are a development stage company and are not presently engaged in any business. Accordingly, the auditor's report on our financial statements notes that we will need additional financing or future profitability to continue as a going concern. Since our formation, we have explored entering into various businesses but have not commenced operations in any business. The businesses which we have explored include the following:

  From March 23, 1989 until December 31, 1989 we explored the possibility of providing support services to airlines. On December 31, 1989, our Board of Directors determined that providing support services to airlines was not a viable business opportunity and that we should cease looking for airline support businesses to acquire until the board determined otherwise. We became dormant until 1998;

  On May 15, 1998, our corporate status was revived. From May 15, 1998 until February 1999, our Board of Directors again sought potential businesses to acquire. In anticipation of becoming involved in another line of business, we changed our name to ASP Ventures Corp.;

  In February 1999, we began exploring the business of manufacturing lightweight concrete additives. On June 5, 1999, we entered into a binding memorandum of agreement to acquire a minimum of 69.64% of the outstanding common stock of Felco Holding Zug AG, a Swiss manufacturer of lightweight concrete additives, in exchange for 3 million shares of our common stock and 350,000 Swiss Francs. The memorandum of agreement also provided that Felco's controlling shareholders would assign or exclusively license their interests in certain intellectual property and technical processes to Felco, and that we would loan Felco 400,000 Swiss Francs (approximately US$251,572) to be used as working capital. We advanced $132,231 to Felco following the execution of the agreement. Shortly thereafter, we terminated the transaction because of we were not able to satisfy ourselves concerning the valuation of Felco's intellectual property and technical processes to be assigned or licensed to Felco under the agreement. We wrote off the $132,231 advanced to Felco as not collectible. Our management does not believe that we have incurred any liabilities as a result of our termination of the memorandum of agreement with Felco.

  On September 21, 2000, we entered into a non-binding letter of intent to acquire all of the issued and outstanding stock of Premier ASP, Inc. Through the proposed acquisition of

Premier ASP, we intended to provide and manage employee benefits plans and insurance programs. We had planned to loan $300,000 to Premier ASP for use as working capital pending our review of Premier ASP's due diligence materials. We advanced $50,000 to Premier ASP in anticipation of our acquisition. We were, however, unable to complete due diligence of Premier ASP to our satisfaction and our letter of intent was terminated in January 2001. The $50,000 loan receivable from Premier ASP was written off.

  On March 5, 2001, we entered into a non-binding Memorandum of Understanding to purchase all of the issued and outstanding stock of Promerita, Inc., a company listed on the OTC Bulletin Board. Promerita is in the healthcare supply industry, operating an internet exchange for the sale of medical and ophthalmic supplies to businesses. The Memorandum of Understanding with Promerita is contingent upon several factors, including obtaining the approval of Promerita's shareholders, obtaining the approval of our shareholders, satisfactorily completing our due diligence review, and agreement on definitive contractual documents. If we are successful in acquiring Promerita, we will be in the healthcare and ophthalmic supply business.

  Reports to Securities Holders

             We are a publicly reporting company, filing reports with the Securities and Exchange Commission ("SEC") as required by Sections 13 an 15 of the Securities Exchange Act.

             A copy of the materials which we have filed with the SEC may be obtained and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the site http://www.sec.gov.

  ITEM 2.   DESCRIPTION OF PROPERTY

             We do not own any real estate, nor invest in any real estate securities. We have no office facilities or real property holdings. We currently use office space in Vancouver, British Columbia belonging to our corporate President.

  ITEM 3.   LEGAL PROCEEDINGS

             There are no pending legal proceedings to which we, our director, or our officer are a party. We have no knowledge of any pending legal proceedings to which parties owning 5% of our common stock are a party. We do not know of any legal proceedings contemplated or threatened by or against us.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

  PART II

  ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             Market Information.  From May 29, 1998 to September 1, 1999, our common stock was traded on the OTC Bulletin Board under the symbol "APVE". Our common stock was removed from the OTC Bulletin Board on September 1, 1999 because we had not then registered with the SEC and therefore did not meet the eligibility requirements for OTC Bulletin Board listing. Upon removal from the OTC Bulletin Board, our common stock was listed in the "Pink Sheets" of the National Quotation Bureau, LLC. In September 2000, our common stock became re-listed on the OTC Bulletin Board under the symbol "APVE".

             The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board and the "Pink Sheets". The prices are inter-dealer prices, do not include retail mark up, mark down or commission and may not necessarily represent actual transactions.

OTC BULLETIN BOARD AND "PINK SHEETS"

FISCAL QUARTER	HIGH	LOW
5/29/98*-6/30/98	No quotes during this period
7/1/98-9/30/98	0.375	0.375
10/1/98-12/31/98	0.50	0.25
1/1/99-3/31/99	1.75	0.25
4/1/99-6/30/99	5.00	1.75
7/1/99-8/31/00	Not available**
9/1/00***-9/30/00	1.50	0.40
10/1/00-12/31/00	2.375	0.375

  *ASP's stock became listed on the OTC Bulletin Board May 29, 1998.
  **ASP's stock became listed on the "Pink Sheets" on September 1, 1999.
  ***ASP's stock became re-listed on the OTC Bulletin Board September 1, 2000.

             Holders.  As of December 31, 2000, we had approximately 6 shareholders of record and 3,150,000 shares of common stock outstanding.

             Dividends. During the last two years, we have not paid any dividends and we do not anticipate paying any cash dividends in the foreseeable future. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place which would limit or restrict our ability to pay dividends.

             Recent Sales of Unregistered Securities.  We made no sales of unregistered securities during the fiscal year ended December 31, 2000.

  ITEM 6.   PLAN OF OPERATION.

             We are not currently engaged in any business. Pursuant to a non-binding memorandum of understanding, we intend to acquire 100% of the issued and outstanding stock of Promerita Inc. Promerita provides specialty healthcare supplies to ophthalmologists and other ophthalmic healthcare providers. Through its online "Ophthalmic Exchange," Promerita seeks to supply ophthalmic healthcare providers with a fast and efficient method to order specialty surgical supplies through the internet. By establishing relationships with various medical supply manufacturers, Promerita's exchange allows healthcare providers to purchase and track delivery of the supplies they need for LASIK, cataract surgery, and other state-of-the-art procedures. Promerita's goal is to create an online "one stop shop" for ophthalmic healthcare providers who now deal directly with several manufacturers or suppliers.

             The non-binding memorandum of understanding with Promerita contemplates our issuing approximately 10 million shares of our common stock for all of the outstanding Promerita shares, thereby making Promerita our wholly owned subsidiary. The number of shares to be issued is subject to adjustment based upon an independent valuation acceptable to both ASP and Promerita's shareholders. The Promerita acquisition will not be consummated unless a number of contingencies are satisfied. These contingencies include our obtaining a valuation satisfactory to us and Promerita's shareholders, and approval by our shareholders and Promerita's shareholders. Our acquisition of Promerita is also dependant upon the completion of our due diligence and agreement of the parties on final documentation and terms. If we are successful in acquiring Promerita, we will be in the healthcare supply industry and continue to develop Promerita's business.

             There can be no assurance that we will be able to consummate the above described transaction. If the acquisition of Promerita is not completed, we intend to seek other potential acquisition targets.

             If we require additional capital in connection with our acquisition of Promerita, we plan to raise such additional funds through the private placement of common stock.

  ITEM 7.   FINANCIAL STATEMENTS

             Our financial statements, as indexed in Item 13, are to be attached to this filing and incorporated herein by reference.

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Barry L. Friedman, P.C., 1582 Tulita Drive, Las Vegas, Nevada 89123, reported upon our financial statements for the period from our inception on March 23,1989 through May 15,1999. On April 20, 1999, we engaged Deloitte & Touche as our principal independent accountants in anticipation of preparing our registration statement on Form 10-SB. There were no disagreements with our former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which if not resolved would have caused our former accountant to make reference to the subject matter of the disagreement(s) in connection with its report.

             Our decision to use Deloitte & Touche was approved by our Board of Directors.

  PART III.

  ITEM 9.   DIRECTORS, EXECUTIVES, OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

             Our current directors and officers, who will serve until our next annual meeting, or until their successors are elected or appointed and qualified, are as follows:

NAME	AGE	YEAR ELECTED	OFFICE HELD

Ross Wilmot	57	1999	President
G.W. Norman Wareham*	48	1999	Treasurer and Secretary

  * G.W. Norman Wareham resigned his service as Director and as our Treasurer and Secretary effective March 30, 2000. Mr. Wareham's resignation was accepted by our remaining sole Director.

  Ross Wilmot - Mr. Wilmot has served as a director and our President since April 20, 1999. Mr. Wilmot is a Chartered Accountant. In addition, he serves in the following capacities of other companies: Vice-President, Finance and Director of Intacta Technologies Inc. (from March 23, 1999 to present); Director and Vice-President, Finance of Multivision Communications Corp. (from August 1995 to present); Vice-President, Finance of CTF Technologies Inc. (from July 1996 to present); Vice-President, Finance (from June 1996 to present) and Director (February 1997 to present) of Botex Industries Corp.; Secretary and Director of Paloma Ventures Ltd. (from April 1996 to present); and Vice-President of Finance of Plata Minerals Corp. (from January 1995 to present).

  G.W. Norman Wareham - Mr. Wareham served as a director and our Secretary and Treasurer from April 20, 1999 until March 30, 2000. Wareham has served, or is currently serving, on the board of directors or as an officer for several companies including Cybernet Internet Services International, Inc., ZMAX Corporation, Aquaplan, British Brasses, Solar Energy, Viper Resources and WattMonitor. Mr. Wareham has been the president of Wareham Management Ltd. since May 1996. Mr. Wareham has been a director of two Canadian public companies, Anthian Resources and Orko Gold. From June 1995 to January 1996, Mr. Wareham was an accountant with the certified general accounting firm of Wanzel, Sigmund & Overes. From April 1993 to February 1995, Mr. Wareham served as President and Chief Executive Officer of Transatlantic Financial, a private investment banking company. From August 1986 to March 1993, Mr. Wareham was a proprietor of Wareham & Company, providing accounting and management consulting services.

             We have no other officers or employees and no family relationship exists among our directors and executive officers.

             No legal proceedings have been instituted in the previous five years against our current or former directors and officers, Messrs. Wilmot and Wareham. We have no knowledge of any legal proceedings against any predecessor director, officer or promoter.

  Compliance With Section 16(a) Of The Securities Exchange Act Of 1934.

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

             We are not aware of any failure by an officer, director or beneficial owner of more than 10% of the Company's common stock to file timely with the Securities and Exchange Commission any Forms 3, 4 or 5 relating to the fiscal year ended December 31, 2000.

  ITEM 10.   EXECUTIVE COMPENSATION

             Compensation Generally. Our officers and directors are not paid any salary or other direct compensation. Both of our officers bill us through their respective management companies for the services they provide. Cedarwoods Group bills us $2,500 per month for the services of Mr. Wilmot and Wareham Management Ltd. bills us $3,210 per month for the services of Mr. Wareham.

             Summary Compensation Table. The following table sets forth certain summary information concerning the compensation paid to our officers and directors for the fiscal year ended December 31, 2000.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Other Compensation
Ross Wilmot President and Director	12/31/00 12/31/99	0 0	0 0	$30,000* $20,000
G.W. Norman Wareham, Secretary, Treasurer and Director	12/31/00 12/31/99	0 0	0 0	$38,520* $30,495

             *  These amounts were billed by Cedarwoods Group and Wareham Management Ltd. for services provided by Mr. Wilmot and Mr. Wareham as rates referenced under the Compensation

  Generally section above. As of December 31, 2000, we paid $28,520 and accrued $40,000 as a liability.

  Option/SAR Grants. We have not granted any options or stock appreciation rights to our officers or directors during the last fiscal year.

  Aggregate Option/SAR Exercises. No stock options or stock appreciation rights have been exercised in the last fiscal year.

  Long Term Incentive Plan Awards. No long term incentive plans have been awarded.

  Compensation of Directors. No direct compensation to our directors was paid or authorized by our board of directors during the fiscal year ended December 31, 2000.

  Employment Contracts And Termination Of Employment. We have not entered any employment contracts. No compensation plan or arrangement exists which provide for compensation in the event of a termination or resignation of our president.

  Report on Repricing of Options/SARS. No options or stock appreciation rights have been granted to our directors or officers.

  ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Security Ownership Of Certain Beneficial Owners. The following table provides information regarding record owners of at least five percent of our outstanding common stock:

TITLE OF CLASS	NAME AND ADDRESS	NUMBER OF SHARES OWNED AS OF DECEMBER 31, 2000	% 0F CLASS
Common	Terra Healthy Living Ltd. Pasea Estate P.O. Box 958 Road Town, Tortola British Virgin Islands	300,000	9.5
Common	Triple Tree Venture CIBC House Rue du Pre 2-3 St. Pete Guernsey, Channel Islands, GY1 3	300,000	9.5
Common	VTZ P.O. Box 6139 CH-8023 Zurich Switzerland	300,000	9.5

  Security Ownership of Management.  The following table provides information regarding the security ownership of our management.

TITLE OF CLASS	NAME AND ADDRESS	NUMBER OF SHARES OWNED AS OF DECEMBER 31, 2000	% 0F CLASS
N/A	Ross Wilmot 1177 West Hastings Street #1818 Vancouver, BC Canada, V6E 2K3	0	0
N/A	G.W. Norman Wareham 1177 West Hastings Street Vancouver, BC Canada, V6E 2K3	0	0

  Change in Control. Other than as described under Item 6. Plan of Operations above, no arrangements presently exist which would result in a change in control.

  ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             During the fiscal year ended December 31, 2000, we accrued $30,000 in management fees to the Cedarwoods Group, a company controlled by our president, Mr. Ross Wilmot, for services provided. We also incurred $38,520 in management fees to Wareham Management, Ltd., a company controlled by our secretary and treasurer, Mr. G.W. Norman Wareham, for services provided. Payment of these management fees was approved by our board of directors.

  ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 10-KSB
F-1	Audited Financial Statements as of December 31, 2000, including audited balance sheet, and audited statements of income, cash flows, and changes in stockholders' equity.
3(i)(a)	Articles of Incorporation of Airsupport Services Corp. (incorporated by reference to the Form 10-SB filed on December 21, 1999)
(b)	Amendment to Articles of Incorporation of Airsupport Services Corp., dated February 20, 1998. (incorporated by reference to the Form 10-SB filed on December 21, 1999)
3(ii)	Bylaws. (incorporated by reference in the Form 10-SB filed on December 21, 1999)

  SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASP VENTURES CORP.

Date: April 17, 2001	/s/ Ross Wilmot Ross Wilmot, President

  Auditors' Report

  To the Shareholders and Directors of
  ASP Ventures Corp.

  We have audited the balance sheets of ASP Ventures Corp. as at December 31, 2000 and 1999 and the statements of loss and deficit and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  With respect to the consolidated financial statements for the year ended December 31, 2000, we conducted our audit in accordance with auditing standards generally accepted in the United States of America, and with respect to the consolidated financial statements for the years ended December 31, 1999 and 1998 we conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000 in accordance with accounting principles generally accepted in the United States of America.

  The accompanying financial statements for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also disclosed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Deloitte & Touche

  Chartered Accountants
  Vancouver, British Columbia
  March 16, 2001

ASP VENTURES CORP. Balance Sheet (Expressed in United States Dollars)

	December 31
	2000	1999
ASSETS
CURRENT
Cash	$446	$7,754

Total assets	$446	$7,754

LIABILITIES
CURRENT
Accounts payable and other accrued liabilities	$166,830	$62,620
Accrued interest payable	2,469	-
Notes payable (Note 3)	110,843	-

Total liabilities	280,142	62,620

DEFICIENCY IN SHAREHOLDERS' EQUITY
Share capital (Note 4)
Authorized - 50,000,000 common shares, $0.001 par value Issued - 3,150,000 common shares (1999 - 3,000,000)	3,150	3,000
Additional paid in capital (Note 4)	464,850	390,000
Deficit	(747,696)	(447,866)

Total deficiency in shareholders' equity	(279,696)	(54,866)

Total liabilities and deficiency in shareholders equity	$466	$7,754

  GOING CONCERN (Note 1)

  APPROVED BY THE BOARD

  (Signed) Ross Wilmot

  Ross Wilmot, Director

ASP VENTURES CORP. Statement of Loss and Deficit (Expressed in United States Dollars)
	Years ended December 31
	2000	1999	1998
REVENUE
Interest	$280	$4,064	$-

EXPENSES
Accounting	12,565	5,907	2,500
Bank charges	477	997	-
Consulting	80,070	125,894	-
Courier	-	49	-
Entertainment	2,219	3,875	-
Filing fees	5,754	2,454	-
Finance fees	1,512	-	-
Interest expense	2,469	-	-
Legal	66,194	104,488	-
Office	4,165	1,849	-
Press releases	1,125	-	-
Management fees	68,520	50,495	-
Provision for doubtful debt	50,000	132,231	-
Rent	-	8,739	-
Transfer agent	1,190	1,030	-
Travel	3,850	6,422	-

300,110	444,430	2,500

NET LOSS	(299,830)	(444,430)	(2,500)
DEFICIT, BEGINNING OF YEAR	(447,866)	(7,500)	(5,000)

DEFICIT, END OF YEAR	$747,696)	$447,866)	$(7,500)

BASIC LOSS PER SHARE	$(0.10)	$(0.16)	$-

Weighted average number of shares outstanding	3,005,342	2,669,726	1,000,000

ASP VENTURES CORP. Statement of Cash Flows (Expressed in United States Dollars)
	Years ended December 31
	2000	1999	1998
OPERATING ACTIVITIES
Net loss for the year	$(299,830)	$(440,366)	$(2,500)
Change in non-cash operating working capital items
Accounts payable and other accrued liabilities	179,210	60,120	2,500
Accrued interest payable	2,469	-	-

Total operating activities	(118,151)	(380,246)	-

FINANCING ACTIVITIES
Notes payable	110,843	-	-
Capital stock issued	-	400,000	-
Share issue costs	-	(12,000)	-

Total financing activities	110,843	388,000	-

(DECREASE) INCREASE IN CASH	(7,308)	7,754	-
CASH POSITION, BEGINNING OF YEAR	7,754	-	-

CASH POSITION, END OF YEAR	$446	$7,754	$-

Non-cash investing and financing transactions:
Shares issued for debt settlement (Note 4(i))	$75,000	$-	$-

  ASP VENTURES CORP.
  Notes to the Financial Statements
  December 31, 2000, 1999 and 1999
  (Expressed in United States Dollars)

  1.       GOING CONCERN

  The Company was incorporated under the laws of the State of Florida on March 23, 1989, as Air Support Services, Corp. On May 15, 1998, the company changed its name to ASP Ventures Corp.

  Since inception, the Company has incurred cumulative losses of $747,696, has a working capital deficiency of $279,696 and a deficiency in shareholders' equity of $279,696. The Company cannot meet its obligations as they became due without additional funds being invested. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business.

  The Company's ability to meet its obligations and maintain its operations is contingent upon several factors, including the acquisition of a business which would lead to profitable operations, successful completion of additional financing arrangements, the continuing support of its creditors and/or the completion of a business combination with a company which would assist in obtaining necessary financing. Management of the Company plans to complete a business combination (Note 7) and raise funds through an equity offering to address the going concern uncertainty.

  2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

  (a)     Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates.

  (b)     Cash

  Cash consists of cash on hand, deposits in banks and highly liquid investments with an original maturity, at the date of purchase, of ninety days or less.

  ASP VENTURES CORP.
  Notes to the Financial Statements
  December 31, 2000, 1999 and 1999
  (Expressed in United States Dollars)

  2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (c)     Loss per common share

  The loss per common share is calculated based on the weighted average number of shares outstanding during the year.

  (d)     Income taxes

  Income taxes are reported under Statement of Financial Accounting Standards No. 109 and, accordingly, deferred income taxes are recognized using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Valuation allowances are provided if, after considering available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  (e)     Recent pronouncements

  In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which standardizes the accounting for derivative instruments. SFAS No. 133 is effective for the first fiscal quarter of 2001. The Company does not engage in hedging activities or invest in derivative instruments; therefore, the adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

  In March 2000, FASB issued FASB Interpretation No. 44 ("FIN No. 44"), Accounting for Certain Transactions Involving Stock Compensation. The Company was required to adopt FIN No. 44 effective July 1, 2000 with respect to certain provisions applicable to, amongst other things, new awards, modifications to outstanding awards and changes to grantee status that occur on or after that date. FIN No. 44 also addresses practice issues related to the application of APB Opinion No. 25. The Company has determined that the application of FIN No. 44 did not have a material effect on its consolidated financial statements.

  In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulleting 101 ("SAB 101"), Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. SAB 101 has no effect on the Company's financial statements as the Company has no operating revenue.

  ASP VENTURES CORP.
  Notes to the Financial Statements
  December 31, 2000, 1999 and 1999
  (Expressed in United States Dollars)

  3.       NOTES PAYABLE
	2000	1999

Notes payable	$ 110,843	$ -

  During the year, companies controlled by directors advanced funds under notes that are payable on demand. The notes bear interest at 6% per annum.

  4.       SHARE CAPITAL

  Issued
	Common Stock		Additional paid-in capital	Total
	Shares	Amount
Balance, December 31, 1995, 1996, 1997	5,000	$5,000	$-	$5,000
Change of par value of shares from $1.00 to $0.001	-	(4,995)	4,995	-
Subdivision (Note 3(iii))	995,000	995	(995)	-

Balance, December 31, 1998	1,000,000	1,000	4,000	5,000
Private placement	2,000,000	2,000	386,000	388,000

Balance, December 31, 1999	3,000,000	3,000	390,000	393,000
Settlement of consulting fees owed	150,000	150	74,850	75,000

Balance, December 31, 2000	3,150,000	$3,510	$464,850	$468,000

  (i)  During the year ended December 31, 2000, the Company issued 150,000 common shares at $0.50 per share in settlement of $75,000 of accounts payable.

  (ii)  During the year ended December 31, 1999, the Company issued 2,000,000 common shares at $0.20 per share for gross proceeds of $400,000, less financing costs of $12,000.

  (iii)  During the year ended December 31, 1998, the Company subdivided its common shares on a 200:1 basis, thereby increasing the number of outstanding common shares to 1,000,000.

  5.       INCOME TAXES

  The provision for income taxes has been calculated as follows:

	2000	1999
Recovery of income taxes at the United States statutory rates of 39.5%	$118,433	$173,945
Adjustments
Tax losses not recognized in the period that the benefit arose	(117,994)	(173,179)
Non-deductible items	(439)	(766)

$-	$-

  Tax losses carried forward gave rise to the following future income tax assets at the year end:

	2000	1999
Future income tax assets
Tax losses carried forward	$292,159	$174,167
Valuation allowance for future income tax assets	(292,159)	(174,167)

$-	$-

  At December 31, 2000, the Company had a loss carryforward of $739,642 available for tax purposes which begin to expire in 2013.

  6.       RELATED PARTY TRANSACTIONS

  Management fee paid or payable to directors amounted to $68,520 (1999 - $50,495), of which $40,000 (1999 - $10,000) is included in accrued liabilities.

  Interest accrued on notes payable to companies controlled by directors amounts to $2,469.

  7.       SUBSEQUENT EVENT

  Subsequent to the year end, the Company entered into a memorandum of understanding to acquire Promerita Inc., an ophthalmic surgical supplies company. No definitive agreements have been signed to date.