Form 10KSB/A
period 2000-12-31
ASP VENTURES CORP
filed 2001-04-27
CIK 1101298

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

  On March 5, 2001, we entered into a non-binding Memorandum of Understanding to purchase all of the issued and outstanding stock of Promerita, Inc. Promerita is in the healthcare supply industry, operating an internet exchange for the sale of medical and ophthalmic supplies to businesses. The Memorandum of Understanding with Promerita is contingent upon several factors, including obtaining the approval of Promerita's shareholders, obtaining the approval of our shareholders, satisfactorily completing our due diligence review, and agreement on definitive contractual documents. If we are successful in acquiring Promerita, we will be in the healthcare and ophthalmic supply business.

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