Form 10QSB
period 2000-12-31
ASP VENTURES CORP
filed 2001-05-15
CIK 1101298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-28589

_________________________

ASP VENTURES CORP.
 (Exact name of small business issuer
as specified in its charter)
FLORIDA (State or other jurisdiction of incorporation or organization)	98-0203918 (I.R.S. Employer Identification No.)
1177 West Hastings Street, #1818, Vancouver, BC, Canada V6E 2K3 (Address of principal executive offices)

(604) 602-1717
 (Issuer's telephone number)

_________________________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,150,000 as of May 11, 2001

Transitional Small Business Disclosure Format (Check one):  Yes  [   ]     No  [X]

ASP VENTURES CORP.

FORM 10-QSB

For the quarterly period ended March 31, 2001

INDEX

PART I. - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements for the period ended March 31, 2001 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Plan of Operations and other financial information included elsewhere in this Form 10-QSB.
ASP VENTURES CORP. BALANCE SHEETS FOR THE PERIODS ENDED MARCH 31, 2001 AND DECEMBER 31, 2000

	Mar 31, 2001 (Unaudited)	Dec 31, 2000

ASSETS

CURRENT ASSETS

Cash	$349	$446

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$151,785	$126,830
Due to related parties	54,681	40,000
Accrued interest payable	3,962	2,469
Notes payable	110,843	110,843
	321,271	280,142

SHAREHOLDERS' EQUITY

Capital stock	3,150	3,150
Additional paid in capital	464,850	464,850
Deficit	(788,922)	(747,696)
	(320,922)	(279,696)

	$349	$446

See accompanying notes to financial statements.

Approved by the Board:

/s/ Ross Wilmot	Director

ASP VENTURES CORP. STATEMENTS OF OPERATIONS AND DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Unaudited)

	Three Months Ended March 31,
	2001	2000

INCOME
Interest	$4	$51

GENERAL EXPENSES
Accounting	4,377	-
Bank charges	88	88
Consulting	24,630	15,000
Courier	23	-
Entertainment	17	254
Exchange loss/gain	(1,120)	-
Filing fees	190	2,275
Finance fees	-	23
Interest expense	2,393	-
Legal	1,503	16,193
Office	500	-
Press releases	889	-
Management fees	7,500	17,130
Transfer agent	25	513
Travel	215	1,044
	41,230	52,520
NET LOSS FOR THE PERIOD	41,226	52,469
DEFICIT - BEGINNING OF PERIOD	747,696	447,866

DEFICIT - END OF PERIOD	$788,922	$500,335

Loss per share	$0.01	$0.02
Weighted average number of shares outstanding	3,150,000	3,005,342

See accompanying notes to financial statements.

ASP VENTURES CORP. STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Unaudited)

	Three Months Ended March 31,
	2001	2000

OPERATING ACTIVITIES

Loss for the period	$(41,226)	$(52,469)

Changes in non-cash working capital items:
Accounts payable and other accrued liabilities	24,956	40,963
Due to related parties	14,681	-
Accrued interest payable	1,493	-
Cash available from operating activities	41,130	40,963

FINANCING ACTIVITIES
Notes payable	-	15,000

DECREASE IN CASH DURING THE PERIOD	(96)	3,494
CASH - BEGINNING OF PERIOD	446	7,754
CASH - END OF PERIOD	$349	$11,248

See accompanying notes to financial statements.

ASP VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.     Going concern:

The Company was incorporated under the laws of the State of Florida on March 23, 1989, as Air Support Services, Corp. On May 15, 1998, the Company changed its name to ASP Ventures Corp.

Since inception, the Company has incurred cumulative losses of $788,922, has a working capital deficiency of $320,922 and a deficiency in shareholders' equity of $320,922. The Company cannot meet its obligations as they become due without additional funds being invested. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business.

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

2.     Summary of significant accounting policies:

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

(e)     Recent pronouncements

In June 1998 the Financial Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which standardizes the accounting for derivative instruments. SFAS No. 133 is effective for the first fiscal quarter of 2001. The Company does not engage in hedging activities or invest in derivative instruments; therefore, the adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

In March 2000, FASB issued FASB Interpretation No. 44 ("FIN No. 44"), Accounting for Certain Transactions Involving Stock Compensation. The Company was required to adopt FIN No. 44 effective July 1, 2000 with respect to

ASP VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(e)     Recent pronouncements, continued

certain provisions applicable to, amongst other things, new awards, modifications to outstanding awards and changes to grantee status that occur on or after that date. FIN No. 44 also addresses practice issued related to the application of APB Opinion No. 25. The Company has determined that the application of FIN No. 44 did not have a material effect on its consolidated financial statements.

In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. SAB 101 has no effect on the Company's financial statements as the Company has no operating revenue.

3.     Notes payable
	March 31, 2001	December 31, 2000
Notes payable	$110,843	$110,843

During the year ended December 31, 2000, companies controlled by former directors advanced funds under notes that are payable on demand. The notes bear interest at 6% per annum.

4.     Share capital
	Common Stock		Additional paid-in capital	Total
	Shares	Amount
Balance, December 31, 1995, 1996, 1997	5,000	$5,000	$-	$5,000
Change of par value of shares from $1.00 to $0.001	-	(4,995)	4,995	-
Subdivision (Note 4(iii))	995,000	995	(995)	-
Balance, December 31, 1998	1,000,000	1,000	4,000	5,000
Private placement	2,000,000	2,000	386,000	388,000
Balance, December 31, 1999	3,000,000	3,000	390,000	393,000
Settlement of consulting fees owed	150,000	150	74,850	75,000
Balance, December 31, 2000	3,150,000	$3,150	$464,850	$468,000

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

5.     Related party transactions

Management fees paid or payable to directors during the three-month period amounted to $7,500. $47,500 is due to related parties.

ASP VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6.     Subsequent events

Subsequent to March 31, 2001:

(a) Pursuant to the Memorandum of Understanding dated March 5, 2001, the Company has signed an addendum to provide for a sixty (60) day extension. The revised period will be ninety (90) days from the date of acceptance and, consequently, the expiry of the due diligence period will occur June 4, 2001.

(b) By letter received on April 27, 2001, Deloitte & Touche resigned as our principal independent accountants effective May 15, 2001. The reports of Deloitte & Touche on our financial statements for the past two fiscal years did not contain any adverse opinions or disclaimers of opinion and were not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with our former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which if not resolved would have caused our former accountant to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 2.     PLAN OF OPERATIONS

We are not currently engaged in any business. Pursuant to a non-binding memorandum of understanding, we intend to acquire 100% of the issued and outstanding stock of Promerita Inc. Promerita provides specialty healthcare supplies to ophthalmologists and other ophthalmic healthcare providers. Through its online "Ophthalmic Exchange," Promerita seeks to supply ophthalmic healthcare providers with a fast and efficient method to order specialty surgical supplies over the internet. By establishing relationships with various medical supply manufacturers, Promerita's exchange allows healthcare providers to purchase and track delivery of the supplies they need for LASIK, cataract surgery, and other state-of-the-art procedures. Promerita's goal is to create an online "one stop shop" for ophthalmic healthcare providers who now deal directly with several manufacturers or suppliers.

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

PART II

Item 1.     Legal Proceedings.

There are no pending legal proceedings to which we, our director, or our officer are a party. We have no knowledge of any pending legal proceedings to which parties owning 5% of our common stock are a party. We do not know of any legal proceedings contemplated or threatened by or against us.

Item 2.     Changes in Securities.

a)     None

b)     None

c)     None

d)     None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports Filed on Form 8-K

a)     Exhibits

10.1     Memorandum of Understanding with Promerita Inc., dated March 5, 2001
10.2     Addendum to Memorandum of Understanding with Promerita Inc., dated May 5, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2001
ASP VENTURES CORP.

/s/ Ross Wilmot
Ross Wilmot Director

EXHIBIT INDEX
Exhibit No.	Description
10.1 10.2	Memorandum of Understanding with Promerita Inc., dated March 5, 2001 Addendum to Memorandum of Understanding with Promerita Inc., dated May 5, 2001