Form 10QSB
period 2001-06-30
ASP VENTURES CORP
filed 2001-08-14
CIK 1101298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________

FORM 10-QSB

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the quarterly period ended June 30, 2001

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

3,150,000 as of August 14, 2001

Transitional Small Business Disclosure Format (Check one): Yes  [   ]    No  [X]

ASP VENTURES CORP.

FORM 10-QSB

For the quarterly period ended June 30, 2001

INDEX

PART I. - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements for the period ended June 30, 2001 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Plan of Operations and other financial information included elsewhere in this Form 10-QSB.
ASP VENTURES CORP. BALANCE SHEETS AS AT JUNE 30, 2001 AND DECEMBER 31, 2000
	June 30, 2001 (Unaudited)	December 31, 2000

ASSETS

CURRENT

Cash and cash equivalents	$286	$446
Total assets	$286	$446

LIABILITIES

CURRENT

Accounts payable and other accrued liabilities	$235,917	$166,830
Accrued interest payable	4,109	2,469
Notes payable	110,843	110,843
Total current liabilities	350,869	280,142

STOCKHOLDERS'DEFICIENCY

Capital stock
Authorized - 50,000,000 common shares, par value $0.001
Issued - 3,150,000 common shares (2000 - 3,150,000 common shares)	3,150	3,150
Additional paid in capital	464,850	464,850
Deficit	(818,583)	(747,696)
	(350,583)	(279,696)
Total liabilities and shareholders' deficiency	$286	$446

The accompanying notes are an integral part of these financial statements.

Approved by the Board:

/s/ Ross Wilmot	Director

ASP VENTURES CORP. STATEMENTS OF LOSS AND DEFICIT FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (Unaudited)

	Three month period ended June 30,		Six month period ended June 30,
	2001	2000	2001	2000

REVENUE
Interest	$3	$113	$7	$164

EXPENSES
Bank charges and interest	221	515	2,702	603
Consulting fees	15,000	15,000	39,630	30,000
Foreign exchange (gain) loss	(1,663)	168	(2,783)	168
Management fees	1,203	17,130	8,703	34,260
Office and miscellaneous	522	1,489	1,045	1,512
Professional fees	14,144	7,950	20,021	24,143
Shareholder relations	240	-	1,129	-
Transfer agent and regulatory	-	1,975	215	4,763
Travel and entertainment	-	2,076	232	3,374
	29,664	46,303	70,894	98,823
LOSS FOR THE PERIOD	$(29,661)	$(46,190)	(70,887)	(98,659)
DEFICIT - BEGINNING OF PERIOD			(747,696)	(447,866)
DEFICIT - END OF PERIOD			$(818,583)	$(546,525)

EARNINGS PER SHARE:
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding	3,150,000	3,150,000	3,150,000	3,150,000

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP. STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (Unaudited)

	Three month period ended June 30,		Six month period ended June 30,
	2001	2000	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(29,661)	$(46,190)	$(70,887)	$(98,659)
Change in non-cash working capital items
Accounts payable and other accrued liabilities	29,450	17,130	69,087	58,083
Accrued interest payable	148	-	1,640	-
Net cash used in operating activities	(63)	(29,060)	(160)	(40,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable	-	18,343	-	33,343
Net cash provided by financing activities	-	18,343	-	33,343

DECREASE IN CASH AND CASH EQUIVALENTS	(63)	(10,717)	(160)	(7,223)
CASH AND EQUIVALENTS - BEGINNING OF PERIOD	349	11,248	446	7,754
CASH AND EQUIVALENTS - END OF PERIOD	$286	$531	$286	$531
Cash paid during the period for:
Interest expense	$-	$-	$-	$-
Income taxes	-	-	-	-

Non-cash investing and financing transactions:
Shares issued for debt settlement	-	-	-	-

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of presentation and going concern

The Company was incorporated under the laws of the State of Florida on March 23, 1989, as Air Support Services, Corp. On May 15, 1998, the Company changed its name to ASP Ventures Corp.

Since inception, the Company has incurred cumulative losses of $818,583, has a working capital deficiency of $350,583 and a deficiency in shareholders' equity of $350,583. The Company cannot meet its obligations as they become due without additional funds being invested. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business.

The Company's ability to meet its obligations and maintain its operations is contingent upon several factors, including the acquisition of a business which would lead to profitable operations, successful completion of additional financing arrangements, the continuing support of its creditors and/or the completion of a business combination with a company which would assist in obtaining necessary financing. Management of the Company plans to complete a business combination and raise funds through an equity offering to address the going concern uncertainty.

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

2.     Related party transactions

During the six month period ended June 30, 2001, the Company paid or accrued $8,703 (2000 - $34,260) in management fees to directors.

Included in accounts payable as at June 30, 2001 is $56,761 (December 31, 2000 - $40,000) due to companies controlled by common directors.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

3.     Subsequent events

There have been no subsequent events.

Item 2.     Plan of Operations

We are not currently engaged in any business. The contemplated acquisition of 100% of the issued and outstanding stock of Promerita, Inc. has not been successful. On June 11, 2001 we accepted a request by Promerita, Inc. ("Promerita") to terminate the Memorandum of Understanding agreement initially executed with Promerita and certain of the shareholders of Promerita on March 5, 2001.

We now intend to seek other potential acquisition targets. If we require additional capital in connection with due diligence to be performed on any potential acquisitions, we plan to raise such additional funds through the private placement of common stock.

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

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports Filed on Form 8-K

a)     Exhibits

None

b)     Reports Filed on Form 8-K

On June 11, 2001, we announced the termination, by Promerita, Inc. of the Memorandum of Understanding agreement initially executed with Promerita and certain of the shareholders of Promerita on March 5, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001
ASP VENTURES CORP.

/s/ Ross Wilmot
Ross Wilmot Director