Form 10QSB
period 2001-09-30
ASP VENTURES CORP
filed 2001-11-13
CIK 1101298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________

FORM 10-QSB

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

#1818 - 1177 West Hastings Street, Vancouver, BC, Canada V6E 2K3 (Address of principal executive offices)

(604) 602-1717
 (Issuer's telephone number)

_________________________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,150,000 as of November 13, 2001

Transitional Small Business Disclosure Format (Check one):  Yes  [   ]    No   [X]

ASP VENTURES CORP.

FORM 10-QSB

For the quarterly period ended September 30, 2001

INDEX

PART I. - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements for the period ended September 30, 2001 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Plan of Operations and other financial information included elsewhere in this Form 10-QSB.
ASP VENTURES CORP. BALANCE SHEETS

	September 30, 2001 (Unaudited)	December 31, 2000

ASSETS

CURRENT

Cash and cash equivalents	$205	$446

Total assets	$205	$446

LIABILITIES

CURRENT

Accounts payable and other accrued liabilities	$257,986	$166,830
Accrued interest payable	4,127	2,469
Notes payable	110,843	110,843

Total current liabilities	372,956	280,142

STOCKHOLDERS' DEFICIENCY

Common stock
Authorized - 50,000,000 common shares, par value $0.001
Issued - 3,150,000 common shares (2000 - 3,150,000 common shares)	3,150	3,150
Additional paid in capital	464,850	464,850
Deficit accumulated during the development stage	(840,751)	(747,696)

Total stockholders' deficiency	(372,751)	(279,696)

Total liabilities and shareholders' deficiency	$205	$446

The accompanying notes are an integral part of these financial statements.

Approved by the Board:
/s/ Ross Wilmot	Director

ASP VENTURES CORP. STATEMENTS OF LOSS AND DEFICIT (Unaudited)

	Cumulative Amounts from Inception on March 23, 1989 to September 30,	Three month period ended September 30,		Nine month period ended September 30,
	2001	2001	2000	2001	2000
EXPENSES
Bank charges and interest	$6,737	$92	$786	$2,794	$1,389
Consulting fees	260,594	15,000	15,000	54,630	45,000
Foreign exchange (gain) loss	(3,616)	(833)	68	(3,616)	236
Management fees	128,981	1,263	17,130	9,966	51,390
Office and miscellaneous	19,151	1,792	5,412	2,837	6,924
Professional fees	218,985	2,310	9,346	22,331	33,489
Provision for doubtful debt	182,231	-	-	-	-
Shareholder relations	4,299	2,045	-	3,174	-
Transfer agent and regulatory	11,143	500	(2,203)	715	2,560
Travel and entertainment	16,598	-	594	232	3,968
LOSS BEFORE OTHER ITEM	(845,103)	(22,169)	(46,133)	(93,063)	(144,956)

OTHER ITEM
Interest income	4,352	1	49	8	213

LOSS FOR THE PERIOD	(840,751)	(22,168)	(46,084)	(93,055)	(144,743)
DEFICIT - BEGINNING OF PERIOD	-	(818,583)	(546,525)	(747,696)	(447,866)
DEFICIT - ACCUMULATED DURING THE DEVELOPMENT STAGE	$(840,751)	(840,751)	(592,609)	(840,751)	(592,609)

EARNINGS PER SHARE:
Basic and diluted loss per share		$(0.01)	$(0.02)	$(0.03)	$(0.05)
Weighted average number of common shares outstanding		3,150,000	3,000,000	3,150,000	3,000,000

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP. STATEMENTS OF CASH FLOWS (Unaudited)

	Cumulative Amounts from Inception on March 23, 1989 to September 30,	Nine month period ended September 30,
	2001	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(840,751)	$(93,055)	$(144,743)
Change in non-cash working capital items
Accounts payable and other accrued liabilities	337,986	69,087	58,083
Accrued interest payable	4,127	1,658	1,083
Net cash used in operating activities	(498,638)	(241)	(47,493)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	400,000	-	-
Share issue cossts	(12,000)	-	-
Notes payable	110,843	-	40,843
Net cash provided by financing activities	498,843	-	40,843

CHANGE IN CASH AND CASH EQUIVALENTS	205	(241)	(6,650)
CASH AND EQUIVALENTS - BEGINNING OF PERIOD	-	446	7,754
CASH AND EQUIVALENTS - END OF PERIOD	$205	$205	$1,104

Cash paid during the period for:
Interest expense		$-	$-
Income taxes		-	-

Non-cash investing and financing transactions:
Shares issued for debt settlement		$-	$75,000

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of presentation and going concern

The Company was incorporated under the laws of the State of Florida on March 23, 1989, as Air Support Services, Corp. On May 15, 1998, the Company changed its name to ASP Ventures Corp.

Since inception, the Company has incurred cumulative losses of $840,751, a working capital deficiency of $372,751 and a deficiency in shareholders' equity of $372,751. The Company cannot meet its obligations as they become due without additional funds being invested. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business.

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

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

2.     Related party transactions

During the nine month period ended September 30, 2001, the Company paid or accrued $9,966 (2000 - $51,390) in management fees to the director and the former director.

Included in accounts payable as at September 30, 2001 is $57,567 (December 31, 2000 - $Nil) due to companies controlled by the director and $Nil (December 31, 2000 - $40,000) due to a company controlled by the former director.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

3.     Subsequent events

On October 11, 2001, a sum of $5,000 was advanced to the Company. The loan is unsecured, non-interest bearing and due on demand.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001
ASP VENTURES CORP.

/s/ Ross Wilmot
Ross Wilmot Director