Form 10KSB
period 2001-12-31
ASP VENTURES CORP
filed 2002-03-29
CIK 1101298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

/ X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

/    /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number  000-28589

ASP VENTURES CORP. (Exact name of small business issuer as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	98-0203918 (IRS Employer Identification No.)

1177 West Hastings Street, #1818, Vancouver, BC, Canada V6E 2K3 (Address of principal executive offices)

(604) 602-1717 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Each Class is Registered
Common Stock, $0.001 Par Value	OTC Bulletin Board

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

The issuer's revenues for its most recent fiscal year were $13.

The aggregate market value of the issuer's voting stock held as of December 31, 2001 by non-affiliates of the issuer, based upon the closing sale price on that date, was approximately $315,000 based upon the quoted price on that date.

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

3,150,000 as of March 27, 2002

Transitional Small Business Disclosure Format (check one ):   Yes    X       No

ASP VENTURES CORP.

FORM 10-KSB

TABLE OF CONTENTS

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

  In February 1999, we began exploring the business of manufacturing lightweight concrete additives. On June 5, 1999, we entered into a binding memorandum of agreement to acquire a minimum of 69.64% of the outstanding common stock of Felco Holding Zug AG, a Swiss manufacturer of lightweight concrete additives, in exchange for 3 million shares of our common stock and 350,000 Swiss Francs. The memorandum of agreement also provided that Felco's controlling shareholders would assign or exclusively license their interests in certain intellectual property and technical processes to Felco, and that we would loan Felco 400,000 Swiss Francs (approximately US$251,572) to be used as working capital. We advanced $132,231 to Felco following the execution of the agreement. Shortly thereafter, we terminated the transaction because we were not able to satisfy ourselves concerning the valuation of Felco's intellectual property and technical processes to be assigned or licensed to Felco under the agreement. We wrote off the $132,231 advanced to Felco as not collectible. Our management does not believe that we have incurred any liabilities as a result of our termination of the memorandum of agreement with Felco.

  On September 21, 2000, we entered into a non-binding letter of intent to acquire all of the issued and outstanding stock of Premier ASP, Inc. Through the proposed acquisition of

Premier ASP, we intended to provide and manage employee benefit plans and insurance programs. We had planned to loan $300,000 to Premier ASP for use as working capital pending our review of Premier ASP's due diligence materials. We advanced $50,000 to Premier ASP in anticipation of our acquisition. We were, however, unable to complete due diligence of Premier ASP to our satisfaction and our letter of intent was terminated in January 2001. The $50,000 loan receivable from Premier ASP was written off.

  On March 5, 2001, we entered into a non-binding Memorandum of Understanding to purchase all of the issued and outstanding stock of Promerita, Inc., a company listed on the OTC Bulletin Board. Promerita is in the healthcare supply industry, operating an internet exchange for the sale of medical and ophthalmic supplies to businesses. The Memorandum of Understanding with Promerita was contingent upon several factors, including obtaining the approval of Promerita's shareholders, obtaining the approval of our shareholders, satisfactorily completing our due diligence review, and agreement on definitive contractual documents. On June 11, 2001, we accepted a request by Promerita to terminate the Memorandum of Understanding agreement initially executed with Promerita and certain of the shareholders of Promerita on March 5, 2001.

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

ITEM 3.   LEGAL PROCEEDINGS

There are no pending legal proceedings to which our director, or our officer is a party. We have no knowledge of any pending legal proceedings to which parties owning 5% of our common stock are a party. We do not know of any legal proceedings contemplated or threatened by or against us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

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

OTC BULLETIN BOARD AND "PINK SHEETS"

FISCAL QUARTER	HIGH	LOW
5/29/98*-6/30/98	No quotes during this period
7/1/98-9/30/98	0.375	0.375
10/1/98-12/31/98	0.50	0.25
1/1/99-3/31/99	1.75	0.25
4/1/99-6/30/99	5.00	1.75
7/1/99-8/31/00	Not available **
9/1/00***-9/30/00	1.50	0.40
10/1/00-12/31/00	2.375	0.375
01/01/01-03/31/01	1.0625	0.46
04/01/01-06/30/01	0.875	0.25
07/01/01-09/30/01	0.25	0.10
10/01/01-12/31/01	0.12	0.06

*ASP's stock became listed on the OTC Bulletin Board May 29, 1998.
**ASP's stock became listed on the "Pink Sheets" on September 1, 1999.
***ASP's stock became re-listed on the OTC Bulletin Board September 1, 2000.

Holders. As of December 31, 2001, we had approximately 4 shareholders of record and 3,150,000 shares of common stock outstanding.

Dividends. During the last two years, we have not paid any dividends and we do not anticipate paying any cash dividends in the foreseeable future. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place that would limit or restrict our ability to pay dividends.

Recent Sales of Unregistered Securities. We made no sales of unregistered securities during the fiscal year ended December 31, 2001.

ITEM 6.   PLAN OF OPERATION.

We are not currently engaged in any business. On March 5, 2001, we entered into a non-binding Memorandum of Understanding to purchase all of the issued and outstanding stock of Promerita, Inc., a company listed on the OTC Bulletin Board. Promerita is in the healthcare supply industry, operating an internet exchange for the sale of medical and ophthalmic supplies to businesses. The Memorandum of Understanding with Promerita was contingent upon several factors, including obtaining the approval of Promerita's shareholders, obtaining the approval of our shareholders, satisfactorily completing our due diligence review, and agreement on definitive contractual documents. On June 11, 2001, we accepted a request by Promerita to terminate the Memorandum of Understanding agreement initially executed with Promerita and certain of the shareholders of Promerita on March 5, 2001.

We continue to seek projects of merit and if we require additional capital in connection with any potential acquisition, we plan to raise such additional funds through the private placement of common stock.

ITEM 7.   FINANCIAL STATEMENTS

Our financial statements, as indexed in Item 13, are to be attached to this filing and incorporated herein by reference.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which if not resolved would have caused our accountants to make reference to the subject matter of the disagreement(s) in connection with its report.

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

The Company retained Davidson & Company to act as our principal independent accounts effective May 15, 2001.

PART III.

ITEM 9.   DIRECTORS, EXECUTIVES, OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our current director and officer, who will serve until our next annual meeting, or until his successors are elected or appointed and qualified, is as follows:

NAME	AGE	YEAR ELECTED	OFFICE HELD

Ross Wilmot	58	1999	President

Ross Wilmot - Mr. Wilmot has served as a director since January 1999 and our President since March 2001. Mr. Wilmot is a Chartered Accountant. In addition, he serves in the following capacities of other companies: Director (from February 1999 to present) and Vice-President, Finance (from January 1995 to February 1999) of Breckenridge Resources Ltd.; Director (from April 2000 to present), President (from April 2000 to October 2001) and Vice-President, Finance (January 1995 to present) of Briyante Software Corp.; Director and President of Bullet Environmental Technologies, Inc. (from March 2001 to present); Director (from July 1996 to April 1998 and July 2001 to present) and Vice-President, Finance of CTF Technologies Inc. (from July 1996 to present); Director (from July 1998 to February 1999) and Vice-President, Finance and Chief Financial Officer (from July 1998 to present) of Imagis Technologies Inc.; Director (from October 1997 to present) and Chief Financial Officer (October 1997 to May 2001) of Intacta Technologies Inc.; Director (from August 1995 to June 2001) and Vice-President, Finance (from August 1995 to present) of Multivision Communications Corp.; Director (from April 1997 to present) and Vice-President, Finance (from January 1997 to present) of Neuer Capital Corp.; Director and President of Orex Ventures Inc. (from May 2001 to present); Director (from May 1997 to present) and President (from May 2001 to present) of Orko Gold Corp.; Director (from April 1996 to present), Secretary (from April 1996 to April 1999) and President (from April 1999 to present) of Paloma Ventures Inc.; Director and Vice-President, Finance of Promax Communications Corp. (from May 1997 to March 1998); Director and President of Quantum Power Corporation (March 2001 to present); Director (from February 1997 to present) and Vice-President, Finance( from June 1996 to June 2001) of Radical Elastomers Inc.; Director and Vice-President, Finance of ServiceTrack Enterprises Inc. (from September 1997 to June 1998); and Director and President of Sudamet Ventures Inc. (from April 2001 to present).

We have no other officers or employees.

No legal proceedings have been instituted in the previous five years against our current director and officer, Messr. Wilmot. We have no knowledge of any legal proceedings against any predecessor director, officer or promoter.

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

We are not aware of any failure by an officer, director or beneficial owner of more than 10% of the Company's common stock to file timely with the Securities and Exchange Commission any Forms 3, 4 or 5 relating to the fiscal year ended December 31, 2001.

ITEM 10.   EXECUTIVE COMPENSATION

Compensation Generally. Our officer and director is not paid any salary or other direct compensation. Our officer bills us through his management company for the services he provides. In the period ending December 31, 2000, Cedarwoods Group billed us $2,500 per month for the services of Mr. Wilmot. During 2001, this amount was reduced such that the billings for the twelve-month period aggregated $10,510.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Other Compensation
Ross Wilmot President and Director	12/31/01 12/31/00	0 0	0 0	$10,510* $30,000*

*  These amounts were billed by Cedarwoods Group for services provided by Mr. Wilmot at rates referenced under the Compensation Generally section above. As of December 31, 2001, we have accrued $40,510 as a liability that relates to these two fiscal years.

Option/SAR Grants. We did not grant any options or stock appreciation rights to our officer or director during the last fiscal year.

Aggregate Option/SAR Exercises. No stock options or stock appreciation rights have been exercised in the last fiscal year.

Long Term Incentive Plan Awards. No long-term incentive plans have been awarded.

Compensation of Directors. No direct compensation to our director was paid or authorized by our board of directors during the fiscal year ended December 31, 2001.

Employment Contracts And Termination Of Employment. We have not entered into any employment contracts. No compensation plan or arrangement exists which provide for compensation in the event of a termination or resignation of our president.

Report on Repricing of Options/SARS. No options or stock appreciation rights have been granted to our director or officer.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership Of Certain Beneficial Owners. The following table provides information regarding record owners of at least five percent of our outstanding common stock:

Title of Class	Name and Address	Number of Shares Owned As of December 31, 2001	% of Class

Common	Terra Healthy Living Ltd. Pasea Estate P.O. Box 958 Road Town, Tortola British Virgin Islands	300,000	9.5
Common	Triple Tree Venture CIBC House Rue du Pre 2-3 St. Pete Guernsey, Channel Islands	300,000	9.5
Common	VTZ P.O. Box 6139 CH-8023 Zurich Switzerland	300,000	9.5

Security Ownership of Management. The following table provides information regarding the security ownership of our management.

Title of Class	Name and Address	Number of Shares Owned As of December 31, 2001	% of Class

N/A	Ross Wilmot 1177 West Hastings Street #1818 Vancouver, BC Canada	0	0

Change in Control. Other than as described under Item 6. Plan of Operations above, no arrangements presently exist which would result in a change in control.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2001, we accrued $10,510 in management fees to the Cedarwoods Group, a company controlled by our president, Mr. Ross Wilmot, for services provided. Payment of these management fees was approved by our board of directors.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 10-KSB

F-1	Audited Financial Statements as of December 31, 2001, including audited balance sheet, and audited statements of income, cash flows, and changes in stockholders' equity.

3(i)(a)	Articles of Incorporation of Airsupport Services Corp. (incorporated by reference to the Form 10-SB filed on December 21, 1999)

(b)	Amendment to Articles of Incorporation of Airsupport Services Corp., dated February 20, 1998. (incorporated by reference to the Form 10-SB filed on December 21, 1999)

3(ii)	Bylaws. (incorporated by reference to the Form 10-SB filed on December 21, 1999)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASP VENTURES CORP.

Date: March 27, 2002	/s/ Ross Wilmot Ross Wilmot, President

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of
ASP Ventures Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of ASP Ventures Corp. as at December 31, 2001 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as at December 31, 2000 and for the year then ended were examined by other auditors whose report dated March 16, 2001, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, unless the Company attains further profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Vancouver, Canada February 27, 2002	/s/ Signed Chartered Accountants

ASP VENTURES CORP.
 (A Development Stage Company)
(Expressed in United States Dollars)
AS AT DECEMBER 31

	2001	2000
ASSETS
Current
Cash	$1,030	$446
Total current assets	$1,030	446

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable and accrued liabilities	$287,887	$166,830
Notes payable (Note 4)	125,011	113,312
Total current liabilities	412,898	280,142

Stockholders' deficiency
Common stock (Note 5)
Authorized
50,000,000 common shares, par value of $0.001 (2000 - 50,000,000)
Issued
3,150,000 common shares (2000 - 3,150,000)	3,150	3,150
Additional paid-in capital	464,850	464,850
Deficit accumulated during the development stages	(879,868)	(747,696)
Total stockholders' deficiency	(411,868)	(279,696)
Total liabilities and stockholders' deficiency	$1,030	$446

History and organization of the Company (Note 1)

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

From Start of Development Stage on May 15, 1998 to December 31, 2001	Year Ended December 31, 2001	Year Ended December 31, 2000

EXPENSES
Bad debts	$182,231	$-	$50,000
Bank charges and interest	11,856	7,913	2,946
Consulting fees	275,594	69,630	80,070
Management fees	129,525	10,510	68,250
Office and miscellaneous	33,062	16,748	5,677
Professional fees	222,364	25,710	78,759
Shareholder relations	4,569	3,444	1,125
Transfer agent and regulatory fees	11,643	1,215	6,944
Travel and entertainment	16,598	232	6,069

Loss before other items	(887,442)	(135,402)	(300,110)

OTHER ITEMS
Interest income	4,357	13	280
Foreign exchange gain	3,217	3,217	-
	7,574	3,230	280

Loss for the period	$(879,868)	$(132,172)	$(299,830)

Basic and diluted loss per share	$(0.04)	$(0.10)

Weighted average number of shares of common stock outstanding	3,150,000	3,005,342

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP.
 (A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)

Common Stock
Number of Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Deficiency

Balance at May 15, 1998	5,000	$5,000	$-	$(5,000)	$-
Change of par value of common shares from $1.00 to $0.001	-	(4,995)	4,995	-	-
Subdivision of common shares on a 200:1 basis	995,000	995	(995)	-	-
Loss for the period	-	-	-	(2,500)	(2,500)
Balance at December 31, 1998	1,000,000	1,000	4,000	(7,500)	(2,500)
Private placement	2,000,000	2,000	386,000	-	388,000
Loss for the year	-	-	-	(440,366)	(440,366)
Balance at December 31, 1999	3,000,000	3,000	390,000	(447,866)	(54,866)
Shares issued for settlement of consulting fees	150,000	150	74,850	-	75,000
Loss for the year	-	-	-	(299,830)	(299,830)
Balance at December 31, 2000	3,150,000	3,150	464,850	(747,696)	(279,696)
Loss for the year	-	-	-	(132,172)	(132,172)
Balance at December 31, 2001	3,150,000	$3,150	$464,850	$(879,868)	$(411,868)

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

From Start of Development Stage on May 15, 1998 to December 31, 2001	Year Ended December 31, 2001	Year Ended December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(879,868)	$(132,172)	$(299,830)
Items not affecting cash:
Accrued interest on notes payable	9,168	6,699	2,469

Change in non-cash working capital item:
Increase in accounts payable and accrued liabilities	367,887	121,057	179,210
Net cash used in operating activities	(502,813)	(4,416)	(118,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock for cash, net of share issue costs	388,000	-	-
Notes payable	115,843	5,000	110,843
Net cash provided by financing activities	503,843	5,000	110,843

Change in cash during the period	1,030	584	(7,308)

Cash, beginning of period	-	446	7,754

Cash, end of period	$1,030	$1,030	$446

Cash paid during the period for:
Interest expense	$-	$-	$-
Income taxes	-	-	-

Supplemental disclosure with respect to cash flows (Note 8)

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2001

1.     HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated under the laws of the State of Florida on March 23, 1989 and was dormant until 1998 at which time the Company began to seek viable business opportunities. The Company is considered a development stage company.

On May 15, 1998, the Company changed its name from Air Support Services, Corp. to ASP Ventures Corp.

2.     GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through equity financings.

December 31, 2001	December 31, 2000

Deficit accumulated during the development stage	$ (879,868)	$ (747,696)
Working capital (deficiency)	(411,868)	(279,696)

3.     SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign currency translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

ASP VENTURES CORP.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2001

3.     SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Loss per share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Comparative figures

Certain comparative figures have been reclassified to conform with the current year's presentation.

New accounting pronouncements

In June, 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets, but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized but will be reviewed for impairment in accordance with SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001.

In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is required to be adopted effective January 1, 2002.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

ASP VENTURES CORP.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2001

4.     NOTES PAYABLE

2001	2000

Principal	$ 115,843	$ 110,843
Accrued interest	9,168	2,469

	$ 125,011	$ 113,312

As at December 31, 2000, the notes payable were due to two separate companies that were related to the Company by virtue of a common director. As the common director resigned from the Company's Board of Directors during the year ended December 31, 2001, the notes payable are no longer due to related parties as at December 31, 2001.

The notes payable are unsecured, bear interest at 6% per annum and are due on demand.

5.     COMMON STOCK

Common shares

On December 31, 1998, the Company changed the par value of its common shares from $1.00 per common share to $0.001 per common share.

On December 31, 1998, the Company subdivided its common shares on a 200:1 basis, thereby increasing the number of outstanding common shares to 1,000,000 common shares.

On March 26, 1999, the Company issued 2,000,000 common shares at $0.20 per share for gross proceeds of $400,000, less financing costs of $12,000.

On December 19, 2000, the Company issued 150,000 shares of common stock at an agreed value of $75,000 for the settlement of accounts payable totalling $75,000.

Additional paid-in capital

The excess of proceeds received for common shares over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

6.     RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

a)     Paid or accrued management fees of $10,510 (2000 - $40,000) to a company controlled by a director of the Company.

b)     Paid or accrued secretarial services of $4,697 (2000 - $Nil) to a company with a common officer.

ASP VENTURES CORP.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2001

6.     RELATED PARTY TRANSACTIONS (cont'd...)

c)     Paid or accrued consulting fees of $9,630 (2000 - $28,520) to a company controlled by a former director of the Company.

Included in accounts payable as at December 31, 2001 is $50,421 (2000 - $40,000) to a company controlled by a director of the Company, $15,387 (2000 - $Nil) to a company with a common officer and $9,630 (2000 - $Nil) to a company controlled by a former director of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

7.     INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

2001	2000

Loss before income taxes	$ (132,172)	$ (299,830)

Expected income tax recovery	$ 44,938	$ 118,433
Non-deductible expenses	-	(439)
Tax loss benefit not recognized for book purposes	(44,938)	(117,994)
Actual income tax recovery	$ -	$ -

The significant components of the Company's future income tax assets are as follows:

2001	2000

Future income tax assets:
Operating loss carryforwards	$ 296,416	$ 292,159
Valuation allowance	(296,416)	(292,159)

	$ -	$ -

As at December 31, 2001, the Company had operating losses carried forward of approximately $872,000 for income tax purposes. The operating losses may be utilized to reduce future years' taxable income and begin to expire in 2013. The benefits of these losses have not been reflected in these financial statements.

ASP VENTURES CORP.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2001

8.     SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

There were no significant non-cash transactions for the year ended December 31, 2001.

The significant non-cash transaction for the year ended December 31, 2000 consisted of the Company issuing 150,000 shares of common stock in the amount of $75,000 for the settlement of accounts payable.

9.     FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and notes payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

10.     SEGMENTED INFORMATION

The Company's operations are conducted in one business segment in Canada.