Form 10QSB
period 2002-03-31
ASP VENTURES CORP
filed 2002-05-17
CIK 1101298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

4,211,878 as of May 16, 2002

Transitional Small Business Disclosure Format (Check one):  Yes  [   ]     No  [X]

ASP VENTURES CORP.

FORM 10-QSB

For the quarterly period ended March 31, 2002

INDEX

PART I. - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements for the three month period ended March 31, 2002 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Plan of Operations and other financial information included elsewhere in this Form 10-QSB.
ASP VENTURES CORP. (A Development Stage Company) BALANCE SHEETS (Expressed in United States Dollars)

	March 31, 2002 (Unaudited)	December 31, 2001

ASSETS

CURRENT

Cash	$3,508	$1,030
Total assets	$3,508	$1,030

LIABILITIES

CURRENT

Accounts payable and other accrued liabilities	$334,611	$287,887
Notes payable	126,706	125,011

Total current liabilities	461,317	412,898

STOCKHOLDERS' DEFICIENCY

Common stock
Authorized - 50,000,000 common shares, par value $0.001
Issued - 3,150,000 common shares (2001 - 3,150,000)	3,150	3,150
Additional paid-in capital	464,850	464,850
Deficit accumulated during the development stage	(925,809)	(879,868)

Total stockholders' deficiency	(457,809)	(411,868)

Total liabilities and stockholders' deficiency	$3,508	$1,030

The accompanying notes are an integral part of these financial statements.

Approved by the Board:
/s/ Ross Wilmot	Director

ASP VENTURES CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS (Expressed in United States Dollars) (Unaudited)

	From Start of Development Stage on May 15 1998 to March 31,	Three months ended March 31,
	2002	2002	2001
EXPENSES
Bad debts	$182,231	$-	$-
Bank charges and interest	13,685	1,829	2,481
Consulting fees	290,594	15,000	24,630
Management fees	131,421	1,896	7,500
Office and miscellaneous	40,686	7,624	523
Professional fees	237,760	15,396	5,880
Shareholder relations	4,749	180	889
Transfer agent and regulatory	13,371	1,728	215
Travel and entertainment	19,369	2,771	232
LOSS BEFORE OTHER ITEMS	(933,866)	(46,424)	(42,350)

OTHER ITEMS
Interest income	4,364	7	4
Foreign exchange gain	3,693	476	1,120
	8,057	483	1,124

LOSS FOR THE PERIOD	$(925,809)	$(45,941)	$(41,226)

Basic and diluted loss per share		$(0.01)	$(0.01)
Weighted average number of common shares outstanding		3,150,000	3,150,000

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Expressed in United States Dollars) (Unaudited)

	From Start of Development Stage on May 15 1998 to March 31,	Three months ended March 31,
	2002	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(925,809)	$(45,941)	$(41,226)
Items not affecting cash:
Accrued interest on notes payable	10,863	1,695	1,493

Change in non-cash working capital item:
Accounts payable and accrued liabilities	414,611	46,724	39,636
Net cash provided by (used in) operating activities	(500,335)	2,478	(97)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of share issue costs	388,000	-	-
Notes payable	115,843	-	-
Net cash provided by financing activities	504,843	-	-

Change in cash during the period	3,508	2,478	(97)
Cash, beginning of period	-	1,030	446
Cash, end of period	$3,508	$3,508	$349

Cash paid during the period for:
Interest expense		$-	$-
Income taxes		-	-

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of presentation and going concern

The Company was incorporated under the laws of the State of Florida on March 23, 1989, as Air Support Services, Corp. On May 15, 1998, the Company changed its name to ASP Ventures Corp.

Since inception, the Company has incurred cumulative losses of $925,809, a working capital deficiency of $457,809 and a deficiency in stockholders' equity of $457,809. The Company cannot meet its obligations as they become due without additional funds being invested. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business.

The Company's ability to meet its obligations and maintain its operations is contingent upon several factors, including the acquisition of a business which would lead to profitable operations, successful completion of additional financing arrangements, the continuing support of its creditors and/or the completion of a business combination with a company which would assist in obtaining the necessary financing. Management of the Company plans to complete a business combination and raise funds through an equity offering to address the going concern uncertainty.

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

2.     Related party transactions

During the three month period ended March 31, 2002, the Company paid or accrued $1,896 (2001 - $7,500) in management fees to the director.

Included in accounts payable as at March 31, 2002 is $58,930 (December 31, 2001 - $65,808) due to companies controlled by the director and $9,630 (December 31, 2001 - $9,630) due to a company controlled by the former director.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

3.     Subsequent events

There have been no significant subsequent events.

Item 2.     Plan of Operations

We intend to seek potential acquisition targets. If we require additional capital in connection with due diligence to be performed on any potential acquisitions, we plan to raise such additional funds through the private placement of common stock.

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

Dated: May 16, 2002
ASP VENTURES CORP.

/s/ Ross Wilmot
Ross Wilmot Director