Form 10QSB
period 2002-06-30
ASP VENTURES CORP
filed 2002-08-05
CIK 1101298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

4,211,878 as of July 15, 2002

Transitional Small Business Disclosure Format (Check one):  Yes  [   ]    No   [X]

ASP VENTURES CORP.

FORM 10-QSB

For the quarterly period ended June 30, 2002

INDEX

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements for the three and six month periods ended June 30, 2002 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Plan of Operations and other financial information included elsewhere in this Form 10-QSB.
ASP VENTURES CORP. (A Development Stage Company) BALANCE SHEETS (Expressed in United States Dollars)

	June 30, 2002 (Unaudited)	December 31, 2001

ASSETS

CURRENT

Cash	$8,826	$1,030
Total assets	$8,826	$1,030

LIABILITIES

CURRENT

Accounts payable and other accrued liabilities	$199,470	$287,887
Notes payable (note 2)	162,035	125,011
Total current liabilities	361,505	412,898

STOCKHOLDERS' DEFICIENCY

Common stock
Authorized - 50,000,000 common shares, par value $0.001
Issued - 4,211,878 common shares (2001 - 3,150,000)	4,212	3,150
Additional paid-in capital	623,070	464,850
Deficit accumulated during the development stage	(979,961)	(879,868)
Total stockholders' deficiency	(352,679)	(411,868)
Total liabilities and stockholders' deficiency	$8,826	$1,030

The accompanying notes are an integral part of these financial statements.

Approved by the Board:
/s/ Ross Wilmot	Director

ASP VENTURES CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS (Expressed in United States Dollars) (Unaudited)

	From Start of Development Stage on May 15 1998 to June 30, 2002	Three months ended June 30		Six months ended June 30
		2002	2001	2002	2001
EXPENSES
Bad debts	$182,231	$-	$-	$-	$-
Bank charges and interest	16,515	2,830	221	4,659	2,702
Consulting fees	320,594	30,000	15,000	45,000	39,630
Management fees	132,627	1,206	1,203	3,102	8,703
Office and miscellaneous	49,956	9,270	522	16,894	1,045
Professional fees	242,639	4,529	14,144	19,925	20,021
Shareholder relations	4,839	90	240	270	1,129
Transfer agent and regulatory	13,541	170	-	1,898	215
Travel and entertainment	19,399	30	-	2,801	232

LOSS BEFORE OTHER ITEMS	981,991	48,125	31,330	94,550	73,677

OTHER ITEMS
Interest income	4,381	17	3	24	7
Foreign exchange gain/(loss)	3,323	(370)	1,664	106	2,783
Loss on settlement of debt	(5,674)	(5,674)	-	(5,674)	-
	2,030	(6,027)	1,667	(5,544)	2,790

LOSS FOR THE PERIOD	$979,961	$54,152	$29,663	$100,093	$70,887

Basic and diluted loss per share		$0.01	$0.01	$0.03	$0.02
Weighted average number of common shares outstanding		4,095,188	3,150,000	3,625,205	3,150,000

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Expressed in United States Dollars) (Unaudited)

	From Start of Development Stage on May 15, 1998 to June 30,	Six months ended June 30,
	2002	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(979,961)	$(100,093)	$(70,887)
Items not affecting cash:
Accrued interest on notes payable	13,596	4,428	1,640
Loss on settlement of debt	5,674	5,674	-

Change in non-cash working capital item:
Accounts payable and accrued liabilities	455,674	87,787	69,087

Net cash provided by (used in) operating activities	(505,017)	(2,204)	(160)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of share issue costs	388,000	-	-
Notes payable	125,843	10,000	-
Net cash provided by financing activities	513,843	10,000	-

Change in cash during the period	8,826	7,796	(160)

Cash, beginning of period	-	1,030	446
Cash, end of period	$8,826	$8,826	$286

Cash paid during the period for:
Interest expense		$-	$-
Income taxes		-	-

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of presentation and going concern

The Company was incorporated under the laws of the State of Florida on March 23, 1989, as Air Support Services, Corp. On May 15, 1998, the Company changed its name to ASP Ventures Corp.

Since inception, the Company has incurred cumulative losses of $979,961, a working capital deficiency of $352,679 and a deficiency in stockholders' equity of $352,679. The Company cannot meet its obligations as they become due without additional funds being invested. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business.

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

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2001. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

2.  Notes payable
	June 30, 2002	December 31, 2001

Principal amount	$148,439	$115,843
Accrued interest	13,596	9,168

	$162,035	$125,011

From the period May 2000 through May 2002, $141,843 has been advanced to the Company and bears interest at a rate of 6% per annum. The notes are unsecured and due on demand. The Company also received $10,000 CDN ($6,596 USD) from a company related by way of a common director. This note bears interest at a rate of 10%, is unsecured and due on demand.

3.  Related party transactions

During the six month period ended June 30, 2002, the Company paid or accrued $3,102 (2001 - $8,703) in management fees to the director.

Included in accounts payable and other accrued liabilities at June 30, 2002 is $10,843 (December 31, 2001 - $65,808) due to companies controlled by the director.

Included in notes payable is an advance that bears interest at 10% per annum. This note is due to a company that has as director in common with the Company. Including principal and accrued interest this obligation amounts to $7,434 at June 30, 2002.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

4.  Capital stock

On April 10, 2002, the Company issued 1,061,878 shares to settle accounts payable totaling $153,608. A loss of $5,674 has been recognized during the quarter on this debt settlement.

5.  Supplemental disclosure with respect to cash flows

During the six month period ended June 30, 2002, the Company entered into the following significant non-cash transactions:

a)  The Company issued 1,061,878 shares of common stock to settle accounts payable totaling $153,608.

b)  The Company converted accounts payable of $22,596 into notes payable.

There were no other significant non-cash transactions for the six month period ended June 30, 2002.

There were no significant non-cash transactions for the six month period ended June 30, 2001.

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

Item 2.  Changes in Securities.

a)     On April 10, 2002, the Company issued 1,061,878 shares of common stock to settle accounts payable totaling $153,608.

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

Dated: August 2, 2002
ASP VENTURES CORP.

/s/ Ross Wilmot
Ross Wilmot Director