Form 10QSB
period 2002-09-30
ASP VENTURES CORP
filed 2002-11-12
CIK 1101298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(604) 602-1717
 (Issuer's telephone number)
_________________________

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    XX        No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of October 30, 2002 was 4,211,878.

ASP VENTURES CORP.

FORM 10-QSB

For the quarterly period ended September 30, 2002

INDEX

PART I. - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "Company" refers to ASP Ventures Corp., a Florida corporation and its predecessors, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception of the preceding year are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.

ASP VENTURES CORP. (A Development Stage Company) BALANCE SHEET (Expressed in United States Dollars) (Unaudited)

	Sept 30, 2002	Dec 31, 2001

ASSETS

CURRENT

Cash	$3,400	$1,030
Total assets	$3,400	$1,030

LIABILITIES

CURRENT

Accounts payable and other accrued liabilities	$220,588	$287,887
Notes payable (Note 2)	164,024	125,011
Total current liabilities	384,612	412,898

STOCKHOLDERS' DEFICIENCY

Common stock (Note 4)
Authorized - 50,000,000 common shares, par value $0.001
Issued - 4,211,878 common shares (2001 - 3,150,000)	4,212	3,150
Additional paid-in capital	623,070	464,850
Deficit accumulated during the development stage	(1,008,494)	(879,868)
Total stockholders' deficiency	(381,212)	(411,868)

Total liabilities and stockholders' deficiency	$3,400	$1,030

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP. (A Development Stage Company) STATEMENT OF OPERATIONS (Expressed in United States Dollars) (Unaudited)
	From Start of Development Stage on May 15 1998 to September 30, 2002	Three months ended September 30,		Nine months ended September 30,
		2002	2001	2002	2001
EXPENSES
Bad debts	$182,231	$-	$-	$-	$-
Bank charges and interest	18,923	2,408	92	7,067	2,794
Consulting fees	335,594	15,000	15,000	60,000	54,630
Management fees	133,850	1,223	1,263	4,325	9,966
Office and miscellaneous	58,401	8,445	1,792	25,339	2,837
Professional fees	244,339	2,050	2,310	21,975	22,331
Shareholder relations	4,839	-	2,045	270	3,174
Transfer agent and regulatory	13,670	129	500	2,027	715
Travel and entertainment	19,399	-	-	2,801	232
LOSS BEFORE OTHER ITEMS	1,011,246	29,255	23,002	123,804	96,679
OTHER ITEMS
Interest income	4,391	10	1	34	8
Foreign exchange gain/(loss)	4,035	712	833	818	3,616
Loss on settlement of debt	(5,674)	-	-	(5,674)	-
	2,752	722	834	(4,822)	3,624

LOSS FOR THE PERIOD	$1,008,494	$28,533	$22,168	$128,626	$93,055

Basic and diluted loss per share		$0.01	$0.01	$0.03	$0.03
Weighted average number of common shares outstanding		4,211,878	3,150,000	3,822,912	3,150,000

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Expressed in United States Dollars) (Unaudited)
	From Start of Development Stage on May 15, 1998 to September 30,	Nine months ended September 30,
	2002	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,008,494)	$(128,626)	$(93,055)
Items not affecting cash:
Accrued interest on notes payable	15,921	6,753	1,658
Loss on settlement of debt	5,674	5,674	-
Change in non-cash working capital item:
Accounts payable and accrued liabilities	476,456	108,569	91,156
Net cash used in operating activities	(510,443)	(7,630)	(241)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of share issue costs	388,000	-	-
Notes payable	125,843	10,000	-
Net cash provided by financing activities	513,843	10,000	-

Change in cash during the period	3,400	2,370	(241)
Cash, beginning of period	-	1,030	446
Cash, end of period	$3,400	$3,400	$205
Cash paid during the period for:
Interest expense		$-	$-
Income taxes		-	-

Supplemental disclosure with respect to cash flows (Note 5)

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of presentation and going concern

The Company was incorporated under the laws of the State of Florida on March 23, 1989, as Air Support Services, Corp and was dormant until 1998 at which time the Company began to seek viable business opportunities. On May 15, 1998, the Company changed its name to ASP Ventures Corp.

Since the start of the development stage on May 15, 1998, the Company has incurred cumulative losses of $1,008,494, a working capital deficiency of $381,212 and a deficiency in stockholders' equity of $381,212. The Company cannot meet its obligations as they become due without additional funds being invested. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business.

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

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2001. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

 2.     Notes payable
	September 30, 2002	December 31, 2001

Principal amount	$148,103	$115,843
Accrued interest	15,921	9,168
	$164,024	$125,011

From the period May 2000 through May 2002, $141,843 has been advanced to the Company and bears interest at a rate of 6% per annum. The notes are unsecured and due on demand. The Company also received $10,000 CDN ($6,260 USD) from a company related by way of a common director. This note bears interest at a rate of 10%, is unsecured and due on demand.

3.     Related party transactions

During the nine month period ended September 30, 2002, the Company paid or accrued $4,276 (2001 - $8,703) in management fees to the director.

Included in accounts payable and other accrued liabilities at September 30, 2002 is $11,636 (December 31, 2001 - $65,808) due to companies controlled by the director.

Included in notes payable is an advance that bears interest at 10% per annum. This note is due to a company that has a director in common with the Company. Including principal and accrued interest this obligation amounts to $7,279 at September 30, 2002.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

4.     Capital stock

On April 10, 2002, the Company issued 1,061,878 shares of common stock in the amount of $159,282 to settle accounts payable totaling $153,608. A loss of $5,674 has been recognized during the second quarter on this debt settlement.

5.     Supplemental disclosure with respect to cash flows

During the nine month period ended September 30, 2002, the Company entered into the following significant non-cash transactions:

a)     The Company issued 1,061,878 shares of common stock in the amount of $159,282 to settle accounts payable totaling $153,608 resulting in a loss on debt settlement of $5,674.

b)     The Company reclassified accounts payable of $22,596 into notes payable.

There were no significant non-cash transactions for the nine-month period ended September 30, 2001.

6.     Segmented information

The Company's operations are conducted in one business segment in Canada.

ITEM 2.      PLAN OF OPERATION

The Company's plan of operation for the coming Year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the current fiscal year, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

PART II

ITEM 2.     RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b)     Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this October 28, 2002
ASP VENTURES CORP.

/s/ Ross Wilmot
Ross Wilmot President, Chief Financial Officer and Director

CERTIFICATE
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the quarterly report of the Company on Form 10-QSB for the fiscal quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof ("Form 10-QSB"), I, Ross Wilmot, the Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1350, that:

(1)     This Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)     The information contained in this Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 30, 2002.

/s/ Ross Wilmot

Ross Wilmot, Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	PAGE NO.	DESCRIPTION
3(i)	*	Articles of Incorporation of the Company
3(ii)	*	Amended Articles of Incorporation of the Company
3(iii)	*	Bylaws of the Company

* Incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999.