Form 10KSB
period 2002-12-31
ASP VENTURES CORP
filed 2003-04-10
CIK 1101298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
          FORM 10-KSB UNITED STATES SECURITIES AND EXCHANGE COMMISSION
          (Mark One) UNITED STATES SECURITIES AND EXCHANGE COMMISSION
   [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ___________ to
___________.

         Commission file number: 000-28589
                                 ---------

                               ASP VENTURES CORP.
                               -------------------
                 (Name of Small Business Issuer in Its Charter)


             Florida                      98-0203918
             --------                     -----------
  (State or Other Jurisdiction of      (I.R.S. Employer
  Incorporation or Organization)      Identification No.)

                1177 West Hastings Street, Suite 1818 Vancouver,
                        British Columbia Canada V6E 2K3
                        (Address of Principal Executive
                              Offices) (Zip Code)

                                 (604) 602-1717
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


       Title of Each Class         Name of each Exchange on Which Registered
       -------------------         ------------------------------------------
  Common Stock (0.001 par value)                      None

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes    X                  No
                                        ------                   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [(Heart)].

The registrant's total revenues for the year ended December 31, 2002 were $0.

The aggregate market value of the registrant's common stock, (the only class of voting stock), held by non-affiliates was approximately $231,653 based on the average closing bid and asked prices for the common stock on March 31, 2003.

On March 31, 2003, the number of shares outstanding of the issuer's common stock, $0.001 par value (the only class of voting stock), was 4,478,815.

                                                 TABLE OF CONTENTS

                                      PAGE
                                                       PART I
                                     PART I

Item 1. Description of Business3

Item 2. Description of Property6

Item 3. Legal Proceedings6



Item 4. Submission of Matters to a Vote of Security-Holders6


PART II
PART II
Item 5. Market for Common Equity and Related Stockholder Matters6

Item 6. Management's Discussion and Analysis or Plan of Operation8

Item 7. Financial Statements8

Item 8. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure9

                                                     PART III

Item 9.       Directors and Executive Officers...................................................................10

Item 10.      Executive Compensation.............................................................................11

Item 11.      Security Ownership of Certain Beneficial Owners and Management.....................................12

Item 12.      Certain Relationships and Related Transactions.....................................................12

Item 13.      Exhibits, List and Reports on Form 8-K.............................................................12

Item 14.      Disclosures and Procedures.........................................................................12

Signature                                                                       14

Index to Exhibits                                                               16







ITEM 1.       DESCRIPTION OF BUSINESS

General

As used herein the term "Company" refers to ASP Ventures Corp., a Florida corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Florida on March 23, 1989 as "Airsupport Services Corp." On May 15, 1998, the Company changed its name to "ASP Ventures Corp." as part of a corporate refocus designed to attract prospective business opportunities. The Company then pursued several different business opportunities, none of which led to sustained operations. The most recent of management's attempts to acquire an operating business was a memorandum of understanding to acquire all the issued and outstanding shares of Promerita, Inc., a health care supply business that operated an internet exchange for the sale of medical and ophthalmic supplies. The memorandum of understanding was terminated on June 11, 2001. The Company has since been searching for a suitable business opportunity.

Selection of a Business

The Company has no current business. Our business plan is to seek one or more suitable business combinations or acquisitions to create value for our shareholders. We have no day-to-day operations at the present time. Our sole officer and director devotes such time and attention as is required to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that they consider to be of exceptional quality. As a result of that policy, the Company may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may be its competitive disadvantages when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high- technology.
However, due to the Company's limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.
Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to realize profits.






While the Company does not intend to rule out its consideration of any particular business or industry segment, management has determined to focus its principal interest in evaluating development stage companies in the electronic commerce, high- technology, communication technologies, information services and Internet industry segments.

We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

Acquisition of Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code").
In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of our investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

Operation of Business After Acquisition

The Company's operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. The
Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various challenges that cannot be predicted at the present time.


Government Regulation.

We cannot anticipate the government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.


Competition


The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees

The Company is a development stage company and currently has no employees. Our executive officer devotes as much time to the affairs of the Company as he deems appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture. Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Securities and Exchange Commission
("Commission").

The public may read and copy any materials that are filed by the Company with the Commission at the Commission's Public Reference Room at 450 Fifth Street,
N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1- 800-SEC-0330. The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at:
http://www.sec.gov.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently maintains limited office space on a month-to-month basis at a cost of $2,000 per month. The address of our office is 1177 West Hastings
Street Suite 1818, Vancouver, British Columbia, Canada V6E 2K3. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until we have acquired a suitable business opportunity.

ITEM 3.           LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ended December 31, 2002.


                                     PART II

             ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDE
                  MATTERS

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. under the symbol, "APVE.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years.








YEAR           QUARTER ENDING                HIGH               LOW
-------------- ----------------------------- ------------------ ------------------
2002           March 31, 2002                $0.11              $0.10
-------------- ----------------------------- ------------------ ------------------
               June 30, 2002                 $0.15              $0.09
-------------- ----------------------------- ------------------ ------------------
               September 30, 2002            $0.12              $0.06
-------------- ----------------------------- ------------------ ------------------
               December 31, 2002             $0.07              $0.03
-------------- ----------------------------- ------------------ ------------------
2001           March 31, 2001                $1.06              $0.46
-------------- ----------------------------- ------------------ ------------------
               June 30, 2001                 $0.87              $0.25
-------------- ----------------------------- ------------------ ------------------
               September 30, 2001            $0.25              $0.10
-------------- ----------------------------- ------------------ ------------------
               December 31, 2001             $0.12              $0.06
-------------- ----------------------------- ------------------ ------------------

Record Holders

As of March 31, 2003, there were approximately 3 shareholders of record holding a total of 4,478,815 shares of common stock. The sole member of the board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker "street names" for the benefit of individual investors.
The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

RECENT SALES OF UNREGISTERED SECURITIES

On November 4, 2002, the Company authorized the issuance of 266,937 shares of restricted common stock valued at $0.05 to International Portfolio Management
Ltd. in settlement of debt accrued as the result of administrative, bookkeeping, and accounting services of $13,846.84. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.







ITEM 6.           MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

Nonetheless, the Company has not yet entered into any agreement, nor does it have any commitment to enter into or become engaged in any transaction, as of the date of this filing.

Liquidity and Capital Resources

As of December 31, 2002, the Company had no significant assets. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December
31, 2003. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. To reduce its outstanding liabilities, the Company successfully converted debt of $13,846.84, representing services provided, to equity on November 4, 2002. The Company has no future plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Going Concern

The Company's audit expressed substantial doubt as to the Company's ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $396,920 as of December 31, 2002. The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company's securities; (3) establishing revenues from a suitable business opportunity; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.



The Company's financial statements for the fiscal year ended December 31, 2002, are attached hereto as F-1 through F-12.











                               ASP VENTURES CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           December 31, 2002 and 2001





























                               ASP VENTURES CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           December 31, 2002 and 2001





































                               ASP VENTURES CORP.
                          (A Development Stage Company)
                     Years Ended December 31, 2002 and 2001

INDEX


                                                              Page

Report of Jones Simkins LLP                                   F-2

Report of Davidson & Company                                  F-3

Balance Sheets                                                F-4

Statements of Operations                                      F-5

Statements of Stockholders' Deficit                           F-6

Statements of Cash Flows                                      F-7

Notes to Financial Statements                                 F-8








                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ASP Ventures Corp.

We have audited the balance sheet of ASP Ventures Corp. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASP Ventures Corp. (a development stage company), as of December 31, 2002 and the results of its operations and its cash flows for the year then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's revenue generating activities are not in place and the Company has incurred a loss. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



JONES SIMKINS LLP
Logan, Utah
March 28, 2003








                               Davidson & Company

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

                                           "DAVIDSON & COMPANY"
                                              Vancouver, Canada
                              Chartered Accountants
 February 27, 2002
 A Member of SC INTERNATIONAL

 1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
                                      ----
                   Telephone (604) 687-0947 Fax (604) 687-6172










                                                    ASP VENTURES CORP.
                                              (A Development Stage Company)
                                                      BALANCE SHEETS

                                              December 31, 2002 and 2001


ASSETS                                                                                        2002                 2001

Current assets:
  Cash                                                                           $             984                1,030

     Total current assets                                                        $             984                1,030


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                          $         256,061              297,055
  Notes payable                                                                            141,843              115,843

     Total current liabilities                                                             397,904              412,898

Stockholders' deficit:
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 4,478,815 and 3,150,000 shares issued                                      4,479                3,150
      and outstanding, respectively
    Additional paid-in capital                                                             630,976              464,850
    Deficit accumulated during the development stage                                   (1,032,375)            (879,868)

     Total stockholders' deficit                                                         (396,920)            (411,868)

     Total liabilities and stockholders' deficit                                 $             984                1,030



                                         See notes to Financial Statements











                                                    ASP VENTURES CORP.
                                              (A Development Stage Company)
                                                 STATEMENTS OF OPERATIONS
                                          Years Ended December 31, 2002 and 2001




                                                                                                                  Cumulative
                                                                             2002                  2001              Amounts
                                                                -----------------     -----------------    -----------------

Revenue                                                       $                   -                     -                    -

General and administrative costs                                          152,507               132,172            1,032,375
                                                                -----------------     -----------------    -----------------

               Loss before income taxes                                 (152,507)             (132,172)          (1,032,375)


Provision for income taxes                                                        -                     -                    -
                                                                -----------------     -----------------    -----------------

               Net loss                                       $         (152,507)             (132,172)          (1,032,375)
                                                                -----------------     -----------------    -----------------


Loss per common share - basic and diluted                     $             (.04)                 (.04)
                                                                -----------------     -----------------


Weighted average common shares -
   basic and diluted                                                    3,963,000             3,150,000
                                                                -----------------     -----------------


                                         See notes to Financial Statements











ASP VENTURES CORP. (A Developmental Stage Co
STATEMENTS OF STOCKHOLDERS' DEFICIT
May 15, 1998 ( Date of Inception) to December 31, 2002
                                                                                                  Deficit
                                                                                                  Accumulated
                                                                            Additional           During the
                                                    Common                     Paid-in          Development
                                                     Stock
                                                    Shares   Amount            Capital                Stage              Total

Balance at May 15, 1998 (date of inception)      1,000,000$   1,000   $          4,000  $           (5,000) $               -

Net loss                                                  -       -                   -             (2,500)            (2,500)

Balance at December 31, 1998                     1,000,000    1,000              4,000              (7,500)            (2,500)

Issuance of common stock in private placement    2,000,000    2,000            386,000                      -          388,000

Net loss                                                 -        -                   -           (440,366)          (440,366)

Balance at December 31, 1999                     3,000,000    3,000            390,000            (447,866)           (54,866)

Issuance of common stock for consulting fees       150,000      150             74,850                      -           75,000

Net loss                                                 -        -                   -           (299,830)          (299,830)

Balance at December 31, 2000                     3,150,000    3,150            464,850            (747,696)          (279,696)

Net loss                                                 -        -                   -           (132,172)          (132,172)

Balance at December 31, 2001                     3,150,000    3,150            464,850            (879,868)          (411,868)

Issuance of common stock for:
   Consulting fees                                 266,937      267             13,580                      -           13,847
   Accounts payable                              1,061,878    1,062            152,546                      -          153,608
Net loss                                                 -        -                   -           (152,507)          (152,507)
Balance at December 31, 2002                     4,478,815$   4,479   $        630,976  $       (1,032,375) $        (396,920)

ASP VENTURES CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2001

                                                                                                                   Cumulative
                                                                              2002                 2001               Amounts
Cash flows from operating activities:
  Net loss                                                     $         (152,507)            (132,172)           (1,032,375)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock compensation expense                                              13,847                     -               93,847
    Increase in accounts payable
       accrued expenses                                                    112,614              127,756               409,669

        Net cash used in operating activities                             (26,046)              (4,416)             (528,859)

Cash flows from investing activities:                                             -                    -                     -

Cash flows from financing activities:
  Proceeds from notes payable                                               26,000                5,000               141,843
  Issuance of common stock                                                        -                    -              388,000

        Net cash provided by financing activities                           26,000                5,000               529,843

        Net increase (decrease) in cash                                       (46)                  584                   984

Cash, beginning of period                                                    1,030                  446                      -

Cash, end of period                                            $               984                1,030                   984


                                         See notes to Financial Statements










                                ASP VENTURES CORP
                          (A Development State Company)
                          NOTES TO FINANCIAL STATEMENTS
                            December 31,2002 and 2001


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

The Company was incorporated under the laws of the State of Florida on March 23, 1989 and had no significant operations or activity until May 15, 1998 (date of inception). On May 15, 1998, the Company changed its name from Air Support
Services, Corp. to ASP Ventures Corp. The Company proposes to seek business ventures that will allow for long-term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, commenced planned principal operations.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti dilutive. The Company does not have any stock options or warrants outstanding at December 31, 2002 and 2001.









                                ASP VENTURES CORP
                          (A Development State Company)
                          NOTES TO FINANCIAL STATEMENTS
                            December 31,2002 and 2001


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Reclassification

Certain amounts in the financial statements for 2001 have been reclassified to conform with the current year presentation.

Note 2 - Going Concern

As of December 31, 2002, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.


Note 3 - Notes Payable

Notes payable consist of amounts due to financing companies. The notes bear interest at 6% and are due on demand. Accrued interest on the notes were $7,880 and $6,669 at December 31, 2002 and 2001, respectively. The accrued interest is included with accrued expenses on the balance sheet.









                                ASP VENTURES CORP
                          (A Development State Company)
                          NOTES TO FINANCIAL STATEMENTS
                            December 31,2002 and 2001


Note 4 - Related Party Transactions

The Company had accounts payable to a company controlled by a director of the Company of $2,608 and $33,060 at December 31, 2002 and 2001, respectively.

The Company incurred management fees to a company controlled by a director of the Company of $9,471 and $7,703 during the years ended December 31, 2002 and 2001, respectively.

Also during the year ended December 31, 2001, the Company recognized $4,697 of secretarial services and $9,630 of consulting fees to entities with common officers and a former director.

Note 5 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                   Year Ended
                                            December 31,                        Cumulative
                                            ------------      ----
                                            2002              2001               Amounts
                                            ----              ----              ---------

Income tax benefit at statutory rate        $(51,000)         (44,000)          (348,000)
Change in valuation allowance                  51,000          44,000             348,000
                                    -       ---------         -------             -------

                                            $      -                -               -
                                             ===========      =========        ==========

Deferred tax assets are as follows at December 31:

                                            2002              2001
                                            ----              ----

Net operating loss carry forwards           $ 348,000         297,000
Valuation allowance                         (348,000)         (297,000)
                                            ---------         --------

                                            $        -                -
                                             =============    =============








                                ASP VENTURES CORP
                          (A Development State Company)
                          NOTES TO FINANCIAL STATEMENTS
                            December 31,2002 and 2001


Note 5 - Income Taxes (continued)
---------------------

The Company has net operating loss carry forwards of approximately $1,025,000, which begin to expire in the year 2013. The amount of net operating loss carry forwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards can be utilized.


Note 6 - Supplemental Cash Flow Information

During the year ended December 31, 2002, the Company issued 1,061,878 shares of common stock in exchange for accounts payable of $153,608.

No amounts have been paid for interest or income taxes since inception of development stage.


Note 7 - Fair Value of Financial Instruments

The Company's financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 8 - Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 146, Accounting for Costs Associated with
Exit or Disposal Activities (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity
(including Certain Costs Incurred in a Restructuring)." The provisions of this
Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a significant impact on the financial position or results of operations of the Company.









                                ASP VENTURES CORP
                          (A Development State Company)
                          NOTES TO FINANCIAL STATEMENTS
                            December 31,2002 and 2001


Note 8 - Recent Accounting Pronouncements (continued)
-----------------------------------------

In April 2002, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS
145). This Statement changes the method for reporting gains on the extinguishment of debt and eliminates an inconsistency between the required accounting for sale- leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management does not expect the adoption of SFAS 145 to have a significant impact on the financial position or results of operations of the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 143, Accounting for Asset Retirement
Obligations (SFAS 143). This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement is effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS 143 to have a significant impact on the financial position or results of operations of the Company.









ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

On March 18, 2003, ASP Ventures Corp. ("Company") terminated its relationship with Davidson & Company ("Davidson"), the principal accountant previously engaged to audit the Company's financial statements and retained Jones Simkins
LLP ("Jones") as the principal accountants to replace Davidson. The Company's board of directors approved the change of accountants from Davidson to Jones.

The audit reports of Davidson on the Company's financial statements for the fiscal year ending December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

In connection with the audits of the fiscal year ending December 31, 2001 including the subsequent interim periods since engagement through March 18, 2003, the date of termination, the Company had no disagreements with Davidson with respect to accounting or auditing issues of the type discussed in Item
304(a)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Davidson to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal year ending December 31, 2001, including the subsequent interim periods since engagement through March 18, 2003, the date of Davidson's termination, and prior to the appointment of Jones, the Company (or anyone on its behalf) did not consult with Jones regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Jones in respect to these matters during the time periods detailed herein.

On May 15, 2001 Deloitte & Touche ("Deloitte"), the Company's former principal accountants previously engaged to audit the Company's financial statements effectively resigned, which lead to the appointment of Davidson as principal accountants to replace Deloitte. The Company's board of directors approved the engagement of Davidson.

The audit reports of Deloitte on the Company's financial statements for the fiscal year ending December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

In connection with the audits of the fiscal year ending December 31, 2000 including the subsequent interim periods prior to May 15, 2001, the date of Deloitte's resignation, the Company had no disagreements with Deloitte with respect to accounting or auditing issues of the type discussed in Item
304(a)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Deloitte to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).











During the fiscal year ending December 31, 2000, including the subsequent interim periods prior to May 15, 2001, the date of Deloitte's resignation, and prior to the appointment of Davidson, the Company (or anyone on its behalf) did not consult with Davidson regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Davidson in respect to these matters during the time periods detailed herein.


                                    PART III

              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                                     CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                    Name Age
                                                              Position(s) and Office(s)

                                 Ross Wilmot 59
                                                              Director, President, Chief Financial Officer

Ross Wilmot was appointed to the Company's board of directors in January of 1999, and currently serves as our sole director, our president and chief financial officer. Mr. Wilmot will serve as a director until the next annual meeting of the Company's shareholders and until such time as a successor is elected and qualified.

Mr. Wilmot is a Chartered Accountant. In addition, he serves in the following capacities with other companies: Director (from February 1999 to present) and CFO (from January 1995 to February 1999) of Breckenridge Resources Ltd.;
Director (from April 2000 to present), President (from April 2000 to October
2001) and CFO (January 1995 to present) of Briyante Software Corp.; Director and
Officer of ComCam, Inc. (from March 2001 to present); Director (from July 1996 to April 1998 and July 2001 to present) and CFO of CTF Technologies Inc. (from
July 1996 to present); Director (from July 1998 to February 1999) and
Vice-President, Finance and Chief Financial Officer (from July 1998 to August
2002) of Imagis Technologies Inc.; Director (from October 1997 to present) and
Chief Financial Officer (October 1997 to May 2001) of Intacta Technologies Inc.;
Director (from August 1995 to June 2001) and Vice-President, Finance (from
August 1995 to present) of Multivision Communications Corp.; Director (from
April 1997 to present) and CFO (from January 1997 to present) of Neuer Kapital
Corp.; Director and President of Orex Ventures Inc. (from May 2001 to present);
Director (from May 1997 to present) and President (from May 2001 to present) of
Orko Gold Corp.; Director (from April 1996 to present), Secretary (from April
1996 to April 1999) and President (from April 1999 to September 2002) of Paloma
Ventures Inc.; Director and Vice-President, Finance of Promax Communications
Corp. (from May 1997 to March 1998); Director and President of Quantum Power
Corporation (March 2001 to present); Director (from February 1997 to present) and Vice-President, Finance( from June 1996 to June 2001) of Radical Elastomers
Inc.; Director and Vice-President, Finance of ServiceTrack Enterprises Inc.
(from September 1997 to June 1998); and Director and President of Sudamet
Ventures Inc. (from April 2001 to present).









Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of a certain individual who during the period ended December
31, 2002 was a director, officer, or beneficial owner of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934. Ross
Wilmot failed to file a Form 3 or Form 5 despite being the president, chief financial officer and the sole director of the Company. The required filings inadvertently were not filed but will be filed as soon as is practicable.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years
2002, 2001, and 2000. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company's current and past officers over the past three years.

                                            SUMMARY COMPENSATION TABLE


                                     Annual Compensation                            Long Term Compensation
-------------------------- ---------------------------------------- -------------------------------------------------------

                                                                             Awards                       Payouts
-----------------------------------------------------------------  ---------------------------  ---------------------------

                                                                          Restricted     Securities
Name and                                                 Other Annual       Stock        Underlying       LTIP         All Other
Principal Position      Year      Salary      Bonus      Compensation      Award(s)       Options        payouts     Compensation
                                    ($)        ($)           ($)             ($)          SARs(#)          ($)            ($)
--------------------  --------  ----------- ---------  ---------------- -------------- --------------  ----------- -----------------
Ross Wilmot,              2002    7,831*        -             -               -              -              -              -
President, Chief          2001    10,510*       -             -               -              -              -              -
Financial Officer         2000    30,000*       -             -               -              -              -              -
Director
--------------------  --------  ----------- ---------  ---------------- -------------- --------------  ----------- -----------------

* Ross Wilmot invoices the Company through his own management company, Cedarwoods Group for services rendered by him to the Company. The compensation recited for the period ended December 31, 2002 includes an unpaid accrued amount of $2,600 due to Cedarwoods Group which is reflected in the Company's balance sheet.

Compensation of Directors

The Company's director is not currently compensated for his service as a director of the Company. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities.
In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.


            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                       AND
                                   MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of March 31, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 31, 2003, there were 4,478,815 shares of common stock issued and outstanding.

 Title of Class          Name and Address                Nature of            Number of           % of Class
                                                         Ownership              Shares
-----------------------------------------------------------------------------------------------------------------
     Common      Ross Wilmot, president/director
                 1177 - 1818 West Hastings                 Legal                  0                  0.0%
                 Street
                 Vancouver, British Columbia
                 Canada
-----------------------------------------------------------------------------------------------------------------
     Common      International Portfolio                   Legal               266,937               6.0%
                 Management, Ltd
                 1075 West Georgia Street
                 Vancouver, British Columbia
                 Canada
-----------------------------------------------------------------------------------------------------------------

 All executive officers and directors as a group                                  0                  0.0%
-----------------------------------------------------------------------------------------------------------------
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 1, 1998, the Company entered into a consulting agreement with Cedarwoods Group, a consulting company owned by Mr. Wilmot. The agreement had an initial term of one year and automatically renews unless canceled by either party on 30 days notice. Under the terms of the agreement, Mr. Wilmot provides consulting services as required for which he is compensated at the rate of $50 per hour for services rendered.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits. Exhibits required by Item 601 of Regulation S-
                                    --------
         are listed in the Index to Exhibits
         beginning on page 15 of this Form 10-KSB, which is incorporated herein by reference.
          (b) Reports on Form 8-K. The Company filed no reports on For
                               -------------------
         8-K during the last quarter of the
         period covered by this Form 10-KSB.

ITEM 14.   CONTROLS AND PROCEDURES

            The Company's president acts both as the Company's chief executive officer and chief financial officer








 ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard t slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chie executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.



                                       13







                                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of April 2003.



ASP Ventures Corp.



/s/ Ross Wilmot
--------------------------------------------------------------------------
Ross Wilmot, President, Chief Financial Officer and
Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                                            Date
--------------------------------------- -----------------------------------------------  ----------------------------

/s/ Ross Wilmot
                                                              Director                   April 1, 2003
---------------
Ross Wilmot
--------------------------------------- -----------------------------------------------  ----------------------------












     CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF
      1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
                                OXLEY ACT OF 2002

I, Ross Wilmot, president and chief financial officer of ASP Ventures Corp. certify that:

1. I have reviewed this annual report on Form 10-KSB of ASP Ventures Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 1, 2003

/s/ Ross Wilmot
Ross Wilmot, president and chief financial officer








                                                 INDEX TO EXHIBITS

EXHIBIT           PAGE
                               NO. NO. DESCRIPTION

 3(i)            *               Articles of Incorporation of the
                                 Company
 3(i)(b)        *                Amended Articles of
                                Incorporation of the Company
 3(ii)          *                Bylaws of the Company
 10(i)          17               Debt Settlement Agreement with
                             International Portfolio Management, Ltd.
                             dated November 4, 2002.
 99.1           18         Certification Pursuant to 18 U.S.C.
                             Section 1350, Section 906 of the Sarbanes- Oxley
                             Act of 2002.

            * Incorporated by reference from the 10-SB filed with the Commission on December 21, 1999.









EXHIBIT 10(i)
                                             DEBT SETTLEMENT AGREEMENT

Agreement made on November 4, 2002 between International Portfolio Management
Ltd. with offices located at 1075 West Georgia Street, Vancouver, British
Columbia, Canada, referred to as Creditor and ASP Ventures with offices located at 1818-1177 West Hastings Street, Vancouver, British Columbia V6E 2K3 referred to as Debtor.

                                                    SECTION ONE
                                      ACKNOWLEDGEMENT OF EXISTING OBLIGATION

The parties acknowledge that Debtor is at present indebted to Creditor in the sum of $13,846.84 due as the result of administrative services rendered.

                                                    SECTION TWO
                                     AGREEMENT FOR DIFFERENT METHOD OF PAYMENT

Debtor and Creditor desire and agree, to provide for the payment of the above-stated indebtedness in accordance with terms an provisions different from, and in substitution of, the terms and obligations for payment for same contained in the original loan obligation as described in Section One above.

                                                   SECTION THREE
                                                   CONSIDERATION

In consideration of the mutual promises contained in this Agreement, Debtor and Creditor agree as follows:

                  a. Method of Payment: Debtor agrees to pay to
              Creditor and Creditor agrees to accept from Debtor, in full satisfaction of the indebtedness described in Section One, above, 266,937 shares of Debtor's common stock, valued at $0.05 a share, as consideration for monies owed to Creditor as a result of services provided by Creditor to Debtor.
               b. Satisfaction: On execution of this Agreement an
              Creditor's board of directors resolution authorizing the issuance of 266,937 shares of Debtor's common stock to Creditor provided for in Section Three (a) above, the original indebtedness of Debtor to Creditor, as described in Section One, above, will be forever canceled and discharged.

              In witness whereof, the parties have executed this Agreement in Vancouver, British Columbia on the date first mentioned above.

              ASP Ventures Corp.

              /s/ Ross Wilmot
              By: Ross Wilmot, President


              International Portfolio Management, Ltd.

              /a/ Altaf Nazerali
              By: Altaf Nazerali, President








              EXHIBIT 99.1

                                        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                                          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

              In connection with the annual report of the ASP Ventures Corp.
              ("Company") on Form 10- KSB for the period ending December 31,
              2002 as filed with the Commission on the date hereof, I, Ross
              Wilmot, president and chief financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, that:

              (1) This 10-KSB complies with the requirements of section 13 (a) or 15 (d) of the Securities
              Exchange Act; and

              (2) The financial information contained in this Form 10-KSB fairly presents, in all material respects, the financial condition and result of operations of the Company.

              /s/ Ross Wilmot
              Ross Wilmot, President and Chief Financial Officer





                                                        18