Form 10QSB
period 2003-03-31
ASP VENTURES CORP
filed 2003-05-15
CIK 1101298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                                       -------------------------

                                   FORM 10-QSB

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-28589
                                                       -------------------------

                               ASP VENTURES CORP.
                      (Exact name of small business issuer
                          as specified in its charter)

             FLORIDA                                 98-0203918
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

                  #1818 - 1177 West Hastings Street, Vancouver,
                    BC, Canada V6E 2K3 (Address of principal
                               executive offices)

                                 (604) 602-1717
                           (Issuer's telephone number)
                            -------------------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes XX No _______

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of May 13, 2003 was 5,539,699.

                               ASP VENTURES CORP.

                                   FORM 10-QSB

                  For the quarterly period ended March 31, 2003

                                      INDEX


PART I          FINANCIAL INFORMATION

                Item 1.        Financial Statements                                                                     3

                               Balance Sheet as of March 31, 2003 (unaudited)
                               and December 31, 2002 and cumulative amounts                                             4

                               Statements of Operations (unaudited) for the three
                               month periods ended March 31, 2003 and 2002 and cumulative amounts                       5

                               Statements of Cash Flows (unaudited) for the three month
                               periods ended March 31, 2003 and 2002 and cumulative amounts                             6

                               Unaudited Notes to Financial Statements                                                  7

                Item 2.        Plan of Operation                                                                        9
                Item 3.            Controls and Procedures                                                              9

PART II         OTHER INFORMATION

                Item 2.        Changes in Securities                                                                   10

                Item 6.        Exhibits and Reports on Form 8-K                                                        12

                Signatures                                                                                             13





                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to ASP Ventures Corp., a Florida corporation and its predecessors, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2003, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception of the preceding year are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.














































                               ASP VENTURES CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                                         March 31,             December 31,
                                                                                           2003                    2002

(Unaudited) (Audited)

ASSETS

CURRENT

      Cash                                                                         $           30,943     $                984

Total assets                                                                       $           30,943     $                984


LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT

      Accounts payable and other accrued liabilities                               $          290,511     $            256,061
      Notes payable                                                                           141,843                  141,843

      Total current liabilities                                                               432,354                  397,904

STOCKHOLDERS' DEFICIT

Common stock
      Authorized - 50,000,000 common shares, par value $0.001
      Issued - 4,778,815 common shares (2002 - 4,478,815)                                       4,779                    4,479
Additional paid-in capital                                                                    660,676                  630,976
Deficit accumulated during the development stage                                          (1,066,866)              (1,032,375)

Total stockholders' deficit                                                                 (401,411)                (396,920)
                                                                                            ---------                --------

Total liabilities and stockholders' deficit                                        $           30,943     $                984
---------------------------------------------------------------------------------- -- ---------------- -- -- -----------------



                 The accompanying notes are an integral part of
                          these financial statements.







                               ASP VENTURES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                               Cumulative
                                                                           2003               2002               Amounts
                                                                     ------------------ ------------------ --------------------

Revenue                                                         $                    -                  -                     -

General and administrative costs                                $             (34,491)           (45,941)           (1,066,866)
                                                                     ------------------ ------------------ --------------------

         Loss before income taxes                               $             (34,491)           (45,941)           (1,066,865)


Provision for income taxes                                                           -                  -                     -
                                                                     ------------------ ------------------ --------------------

         Net loss                                               $             (34,491)           (45,941)           (1,066,866)
                                                                     ================== ================== ====================
                                                                     ================== ================== ====================


Loss per common share - basic and diluted                       $               (0.01)             (0.01)
                                                                     ================== ==================
                                                                     ================== ==================


Weighted average common shares -
  basic and diluted                                                          4,495,000          3,150,000
                                                                     ================== ==================
                                                                     ================== ==================


                 The accompanying notes are an integral part of
                          these financial statements.



















                               ASP VENTURES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                               Cumulative
                                                                           2003               2002               Amounts
                                                                     ------------------ ------------------ --------------------
Cash flows from operating activities:
Net loss                                                        $             (34,491)           (45,941)           (1,066,866)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Stock compensation expense                                                         -                  -                93,847
  Increase in accounts payable                                                  34,450             48,419               444,119
                                                                     ------------------ ------------------ --------------------
                                                                     ------------------ ------------------ --------------------
     accrued expenses

         Net cash used in operating activities                                    (41)            (2,478)             (528,900)
                                                                     ------------------ ------------------ --------------------
                                                                     ------------------ ------------------ --------------------

Cash flows from investing activities:                           $                    -                  -                     -
-------------------------------------
                                                                     ------------------ ------------------ --------------------
                                                                     ------------------ ------------------ --------------------

Cash flows from financing activities:
  Proceeds from notes payable                                   $                    -                  -               141,843
  Issuance of common stock                                                      30,000                  -               418,000
                                                                     ------------------ ------------------ --------------------
                                                                     ------------------ ------------------ --------------------

         Net cash provided by financing activities                              30,000                  -               559,843
                                                                     ------------------ ------------------ --------------------
                                                                     ------------------ ------------------ --------------------

         Net increase in cash                                                   29,959              2,478                30,943

Cash, beginning of period                                                          984              1,030                     -
                                                                     ------------------ ------------------ --------------------
                                                                     ------------------ ------------------ --------------------

Cash, end of period                                                             30,943              3,508                30,943
                                                                     ================== ================== ====================

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

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of share outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at March 31, 2003 and December 31, 2002.

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

2.       Going Concern

As of March 31, 2003, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the three-month period. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

3.       Notes Payable

Notes payable consists of amounts due to financing companies. The notes bear interest at 6% and are due on demand. Accrued interest on the notes were $19,146 and $17,047 at March 31, 2003 and December 31, 2002, respectively.

4.       Related Party Transactions

The Company had accounts payable to a company controlled by a director of the Company of $6,537 and $2,608 at March 31, 2003 and December 31, 2002 respectively.

The Company incurred management fees to a company controlled by a director of the company of $3,518 during the three-month period ended March 31, 2003.

5.       Supplemental Cash Flow Information

During the three-month period ended March 31, 2003, the Company issued 300,000 shares of common stock for net proceeds of $30,000.

6.       Fair Value of Financial Instruments

The Company's financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.






Item 2.   Plan of Operation

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.
The Company has not yet entered into any agreement, nor does it have any commitment to enter into or become engaged in any transaction, as of the date of this filing except a non-binding letter of intent to reach an agreement with EliteJet, Inc., Elite Properties, Inc. and Elite Yachts, Inc. which companies offer factional ownership in private jet aircraft, high end real estate properties and luxury yachts. Any decision to finalize participation in this specific business opportunity and any other opportunity will be made based upon a Company analysis of the merits of any business based on objective criteria.

Liquidity and Capital Resources

As of March 31, 2003, the Company had no significant assets. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

During the first quarter of 2003, the Company realized $30,000 in proceeds from subscriptions to 300,000 shares of the Company's common stock at $0.10 per share, which sum was used to satisfy ongoing operational costs associated with public reporting. The Company has no future plans to raise additional capital through private placements or through a public registration of its securities until a merger or acquisition candidate is identified.

Subsequent to the end of the first quarter, in an effort to reduce its outstanding liabilities, the Company successfully converted debt of $265,477 representing loans and other liabilities, to equity. The agreements and the Company board of director's resolution ratifying the settlements were executed on May 1, 2003.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company.
The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.
                                     PART II

ITEM 2.  CHANGES IN SECURITIES

On March 31, 2003 the Company sold 100,000 shares of common stock to the Chivas
Hedge Fund Ltd., at $0.10 a share for a total of $10,000 pursuant to the terms of a subscription agreement, relying on exemptions provided by Regulation S and
Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities
Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the
"issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United
States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

On March 31, 2003, the Company sold 50,000 shares of common stock to The
Groendijk Family Foundation, at $0.10 a share for a total of $5,000 pursuant to the terms of a subscription agreement, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

On March 31, 2003, the Company sold 150,000 shares of common stock to Karen
Mayer, at $0.10 a share for a total of $15,000 pursuant to the terms of a subscription agreement, relying on exemptions provided by Regulation S and
Section 4(2) of the Securities Act. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4)
there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

On April 18, 2003, the Company issued 230,000 shares of common stock to Sutton
Park International Ltd., valued at $0.05 a share in consideration of consulting services rendered in connection with identifying potential business opportunities pursuant to the terms of a consulting agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities
Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for consulting services; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

On May 1, 2003, the Company authorized the issuance of 298,922 shares of common stock to Zmax Capital Corp., valued at $0.50 a share to extinguish debts in the amount of $149,496 incurred from loans provided to the Company pursuant to the terms of a debt settlement agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for debt; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

On May 1, 2003, the Company authorized the issuance of 159,962 shares of common stock to Shafiq Nazerali, valued at $0.50 a share to extinguish debts in the amount of $79,981 incurred from consulting services rendered to the Company pursuant to the terms of a debt settlement agreement. The Company relied on exemptions provided by Regulation S and Section 4(2) of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for debt; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

On May 1, 2003, the Company authorized the issuance of 72,000 shares of common stock to Zmax Capital Corp. valued at $0.50 a share to extinguish debts in the amount of $36,000 incurred from office space provided to the Company pursuant to the terms of a debt settlement agreement. The Company relied on exemptions provided by Regulation S and Section 4(2) of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for debt; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 15 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this Form 10-QSB.

         (1) On March 21, 2003, the Company filed a report on Form 8-K to disclose the termination of its relationship with Davidson and Company, as the Company's auditors and the engagement of Jones
                  Simpkins L.L.P. as the Company's current auditors.










                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this May 13, 2003.



     ASP VENTURES CORP.



     /s/ Ross Wilmot
     --------------------------------------------------------------
     Ross Wilmot
     President, Chief Financial Officer and Director








































  CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
             AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Don Gilbreath, chief executive officer and chief financial officer of ASP
Ventures Corp. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ASP Ventures Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003


/s/ Ross Wilmot
Ross Wilmot, Chief Executive Officer and Chief Financial Officer

                                INDEX TO EXHIBITS
EXHIBIT  PAGE
NO.               NO.               DESCRIPTION


3 (i)(a)          *                 Articles of Incorporation of the Company

3 (i)(b)          *                 Amended Articles of Incorporation of the Company

3 (ii)            *                 Bylaws of the Company

10(i)            16                 Debt Settlement Agreement between the Company and Zmax Capital Corp. dated May 1, 2003.

10(ii)           17                 Debt Settlement Agreement between the Company and Shafiq Nazerali dated May 1, 2003.

10(iii)          18                 Debt Settlement Agreement between the Company and Zmax Capital Corp. dated May 1, 2003.

99.1             19                 Certification Pursuant to 18 U.S.C. Section  1350, Section 906 of
                                    the Sarbanes-Oxley Act of 2002

   * Incorporated by reference to the Form 10-SB filed with the Securities and
                   Exchange Commission on December 21, 1999.


























EXHIBIT 10(i)
                            DEBT SETTLEMENT AGREEMENT

Agreement made on May 1, 2003 between Zmax Capital Corp. with offices located at 1818-1177 West Hastings Street, Vancouver, British Columbia V6E 2K3, referred to as Creditor and ASP Ventures Corp. with offices located at 1818-1177 West
Hastings Street, Vancouver, British Columbia V6E 2K3 referred to as Debtor.

                                   SECTION ONE
                     ACKNOWLEDGEMENT OF EXISTING OBLIGATION

The parties acknowledge that Debtor is at present indebted to Creditor in the sum of $149,496 as the result of loans extended by Creditor in 2001 and 2002.

                                   SECTION TWO
                    AGREEMENT FOR DIFFERENT METHOD OF PAYMENT

Debtor and Creditor desire and agree, to provide for the payment of the above-stated indebtedness in accordance with terms and provisions different from, and in substitution of, the terms and obligations for payment for same contained in the original loan obligation as described in Section One above.

                                  SECTION THREE
                                  CONSIDERATION

In consideration of the mutual promises contained in this Agreement, Debtor and Creditor agree as follows:

a. Method of Payment: Debtor agrees to pay to Creditor and Creditor agrees to accept from Debtor, in full satisfaction of the indebtedness described in Section One, above, 298,992 shares of Debtor's common stock, valued at $0.50 a share, as consideration for monies owed to Creditor as a result of loans provided by Creditor to Debtor.
b. Satisfaction: On execution of this Agreement and Debtor's board of directors resolution authorizing the issuance of 298,992 shares of Debtor's common stock to Creditor provided for in Section Three
              (a) above, the original indebtedness of Debtor to Creditor, as described in Section One, above, will be forever cancelled and discharged.

In witness whereof, the parties have executed this Agreement in Vancouver, British Columbia on the date first mentioned above.

ASP Ventures Corp.

/s/ Ross Wilmot
By: Ross Wilmot, President

Zmax Capital Corp.

/s/ Holly Goring
By: Holly Goring, Corporate Secretary
EXHIBIT 10(ii)
                            DEBT SETTLEMENT AGREEMENT

Agreement made on May 1, 2003 between Shafiq Nazerali with offices located at General Guisan - Quai 36, CH-8002 Zurich, Switzerland, referred to as Creditor and ASP Ventures Corp. with offices located at 1818-1177 West Hastings Street,
Vancouver, British Columbia V6E 2K3 referred to as Debtor.

                                   SECTION ONE
                     ACKNOWLEDGEMENT OF EXISTING OBLIGATION

The parties acknowledge that Debtor is at present indebted to Creditor in the sum of $79,899 for consulting services rendered in 2001 and 2002.

                                   SECTION TWO
                    AGREEMENT FOR DIFFERENT METHOD OF PAYMENT

Debtor and Creditor desire and agree, to provide for the payment of the above-stated indebtedness in accordance with terms and provisions different from, and in substitution of, the terms and obligations for payment for same contained in the original consulting services obligation as described in Section
One above.

                                  SECTION THREE
                                  CONSIDERATION

In consideration of the mutual promises contained in this Agreement, Debtor and Creditor agree as follows:

c. Method of Payment: Debtor agrees to pay to Creditor and Creditor agrees to accept from Debtor, in full satisfaction of the indebtedness described in Section One, above, 159,963 shares of Debtor's common stock, valued at $0.50 a share, as consideration for monies owed to Creditor as a result of consulting services provided by Creditor to Debtor.
d. Satisfaction: On execution of this Agreement and Debtor's board of directors resolution authorizing the issuance of 159,963 shares of Debtor's common stock to Creditor provided for in Section Three
              (a) above, the original indebtedness of Debtor to Creditor, as described in Section One, above, will be forever cancelled and discharged.

In witness whereof, the parties have executed this Agreement in Vancouver, British Columbia on the date first mentioned above. ASP Ventures Corp.

/s/ Ross Wilmot
By: Ross Wilmot, President

Shafiq Nazerali

/s/ Shafiq Nazerali
Shafiq Nazerali
EXHIBIT 10(iii)
                            DEBT SETTLEMENT AGREEMENT

Agreement made on May 1, 2003 between Zmax Capital Corp. with offices located at 1818-1177 West Hastings Street, Vancouver, British Columbia V6E 2K3, referred to as Creditor and ASP Ventures Corp. with offices located at 1818-1177 West
Hastings Street, Vancouver, British Columbia V6E 2K3 referred to as Debtor.

                                   SECTION ONE
                     ACKNOWLEDGEMENT OF EXISTING OBLIGATION

The parties acknowledge that Debtor is at present indebted to Creditor in the sum of $36,000 due to office space provided to Debtor in 2001 and 2002.

                                   SECTION TWO
                    AGREEMENT FOR DIFFERENT METHOD OF PAYMENT

Debtor and Creditor desire and agree, to provide for the payment of the above-stated indebtedness in accordance with terms and provisions different from, and in substitution of, the terms and obligations for payment for same contained in the original lease obligation as described in Section One above.

                                  SECTION THREE
                                  CONSIDERATION

In consideration of the mutual promises contained in this Agreement, Debtor and Creditor agree as follows:

e. Method of Payment: Debtor agrees to pay to Creditor and Creditor agrees to accept from Debtor, in full satisfaction of the indebtedness described in Section One, above, 72,000 shares of Debtor's common stock, valued at $0.50 a share, as consideration for monies owed to Creditor as a result of office space provided by Creditor to Debtor.
f. Satisfaction: On execution of this Agreement and Debtor's board of directors resolution authorizing the issuance of 72,000 shares of Debtor's common stock to Creditor provided for in Section Three
              (a) above, the original indebtedness of Debtor to Creditor, as described in Section One, above, will be forever cancelled and discharged.

In witness whereof, the parties have executed this Agreement in Vancouver, British Columbia on the date first mentioned above. ASP Ventures Corp.

/s/ Ross Wilmot
By: Ross Wilmot, President

Zmax Capital Corp.

/s/ Holly Goring
By: Holly Goring, Corporate Secretary
EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange
Commission on the date hereof, I, Ross Wilmot, president and chief financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This 10-QSB complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act; and

(2) The financial information contained in this Form 10-QSB fairly presents, in all material respects, the financial condition and result of operations of the Company



/s/ Ross Wilmot
Ross Wilmot
President and Chief Financial Officer
May 13, 2003
