Form 10QSB
period 2003-06-30
ASP VENTURES CORP
filed 2003-08-14
CIK 1101298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                             -------------------------

                                   FORM 10-QSB

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

           5962 La Place Court, Suite 230, Carlsbad, California 92008
                    (Address of principal executive offices)

                                 (760) 438-7245
                           (Issuer's telephone number)
                            -------------------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes XX No _______

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of August 13, 2003 was 17,597,836.

                               ASP VENTURES CORP.

                                   FORM 10-QSB

                  For the quarterly period ended June 30, 2003

                                      INDEX

PART I   FINANCIAL INFORMATION

         Item 1.        Financial Statements                                  3

                        Balance Sheet as of June 30, 2003 (unaudited)         4


                      Statements of Operations (unaudited) for the three and six month periods ended June 30, 2003 and
                        2002 and cumulative amounts                           5

                        Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2003 and 2002 and
                        cumulative amounts                                    6

                        Unaudited Notes to Financial Statements               7

         Item 2.        Plan of Operation                                     9

         Item 3.            Controls and Procedures                          10

PART II  OTHER INFORMATION

         Item 2.        Changes in Securities                                10

         Item 4.        Submission of Matters to a Vote of Security Holders  13

         Item 6.        Exhibits and Reports on Form 8-K                     13

         Signatures                                                          14

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to ASP Ventures Corp., a Florida corporation and its predecessors, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2003, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception of the preceding year are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.

                               ASP VENTURES CORP.
                                -----------------
                          (A Development Stage Company)
                             UNAUDITED BALANCE SHEET
                                  June 30, 2003

                               ASSETS

Current assets - cash                                                                  $               322
                                                                                          -----------------
                                                                                          -----------------

Total assets                                                                           $               322
                                                                                          =================
                                                                                          =================

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses                                                  $           180,371
Note payable                                                                                        10,000
                                                                                          -----------------
                                                                                          -----------------

Total current liabilities                                                                          190,371
                                                                                          =================
                                                                                          =================

Commitments
                                                                                          -

Stockholders' deficit:
Common stock, $.001 par value, 50,000,000 shares
authorized, 5,539,769 shares issued and outstanding                                                  5,540
Additional paid-in capital                                                                         936,892
Deficit accumulated during the development stage                                               (1,132,481)
                                                                                          -----------------
                                                                                          -----------------

Total stockholders' deficit                                                                      (190,049)
                                                                                          -----------------
                                                                                          -----------------

Total liabilities and stockholders' deficit                                            $               322
                                                                                          =================
                                                                                          =================




              The accompanying notes are an integral part of these
                             financial statements.













                               ASP VENTURES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended               Six Months Ended
                                             -------------------------------------    --------------------------------
                                             ---------------- --- ----------------
                                                June 30,                                 June 30,                     Cumulative
                                                  2003                 2002                2003       2002              Amounts
                                             ----------------     ----------------    ----------------------------------------------
                                             ----------------     ----------------    ----------------------------------------------

Revenue                                   $
                                                           -                    -                   -               -             -

General and administrative costs                      65,615      54,152                      100,106         100,093     1,132,481
                                             ----------------     ----------------    ----------------------------------------------
                                             ----------------     ----------------    ----------------------------------------------

          Loss before income taxes                  (65,615)             (54,152)           (100,106)       (100,093)   (1,132,481)


Provision for income taxes
                                                           -                    -                   -               -             -
                                             ----------------     ----------------    ----------------------------------------------
                                             ----------------     ----------------    ----------------------------------------------

          Net loss                        $         (65,615)             (54,152)           (100,106)       (100,093)   (1,132,481)
                                             ================     ================    ==============================================
                                             ================     ================    ==============================================


Loss per common share - basic and diluted $            (.01)                (.01)               (.02)           (.02)
                                             ================     ================    ================================
                                             ================     ================    ================================

Weighted average common shares -
  basic and diluted                                5,289,000            4,095,000           4,883,000       4,095,000
                                             ================     ================    ================================
                                             ================     ================    ================================

-------------------------------------------- ---------------- --- ---------------- -- -------------------------------- --- --------
              The accompanying notes are an integral part of these
                             financial statements.





                               ASP VENTURES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                Six Months Ended    Six Months Ended
                                                                ------------------ ----------------
                                                                --------------- -- ----------------
                                                                   June 30,                               Cumulative
                                                                     2003               2002               Amounts
                                                                ---------------    ----------------    -----------------
                                                                ---------------    ----------------    -----------------
Cash flows from operating activities:
Net loss                                                     $       (100,106)           (100,093)          (1,132,481)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense                                                                                      105,347
                                                                        11,500                   -
Increase in accounts payable
            and accrued expenses                                                            97,889              467,613
                                                                        57,944
                                                                ---------------    ----------------    -----------------
                                                                ---------------    ----------------    -----------------

Net cash used in operating activities                                 (30,662)             (2,204)            (559,521)
                                                                ---------------    ----------------    -----------------
                                                                ---------------    ----------------    -----------------


Cash flows from investing activities:
                                                                             -                   -                    -
                                                                ---------------    ----------------    -----------------
                                                                ---------------    ----------------    -----------------


Cash flows from financing activities:
Proceeds from notes payable                                                                 10,000              141,843
                                                                             -
Issuance of common stock                                                                                        418,000
                                                                        30,000                   -
                                                                ---------------    ----------------    -----------------
                                                                ---------------    ----------------    -----------------

Net cash provided by financing activities                                                   10,000              559,843
                                                                        30,000
                                                                ---------------    ----------------    -----------------
                                                                ---------------    ----------------    -----------------


Net increase (decrease) in cash
                                                                         (662)               7,796                  322

Cash, beginning of period
                                                                           984               1,030                    -
                                                                ---------------    ----------------    -----------------
                                                                ---------------    ----------------    -----------------

Cash, end of period                                          $
                                                                           322               8,826                  322
                                                                ===============    ================    =================
                                                                ===============    ================    =================



              The accompanying notes are an integral part of these
                             financial statements.




                               ASP VENTURES CORP.
                                -----------------
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2003

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2003.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At June 30, 2003 the Company has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to achieving profitable operations and/or obtaining necessary funding from outside sources.
The Company has also entered into a Stock Exchange Agreement with another entity
(see Note 6). There can be no assurance that the Company will be successful.

Note 4 - Related Party Transactions

The Company had accounts payable to a company controlled by a director of the Company of $10,526 and $10,843 at June 30, 2003 and 2002 respectively.

The Company incurred management fees to a company controlled by a director of the company of $10,957 and $3,102 during the six months ended June 30, 2003 and 2002 respectively.

Note 5 - Supplemental Cash Flow Information

During the six months ended June 30, 2003:

o        The Company issued 230,000 shares of common stock for consulting services valued at $11,500.

o The Company issued 530,954 shares of common stock in exchange for accounts payable and a note payable of $115,981 and $149,496 respectively.







During the six months ended June 30, 2002, the Company issued 1,061,878 shares of common stock in exchange for accounts payable of $153,608. The Company also converted $22,596 of accounts payable to notes payable.

Note 6 - Subsequent event

 On July 7, 2003, the Company closed a Stock Exchange  Agreement with Elite Jet,
Inc., Elite Property, Inc. and Elite Yachts, Inc. (collectively Elite) wherein the Company agreed to issue to the shareholders of Elite, 11,771,860 shares of common stock in exchange for all the issued and outstanding shares of Elite.
This transaction constitutes a change in control of the Company.

















Item 2.   Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements.
Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Plan of Operation

 On July 7, 2003, the Company") closed a Stock Exchange Agreement ("Agreement") with Elite Jet, Inc., Elite Property, Inc. and Elite Yachts, Inc. (collectively
"Elite") wherein the Company agreed to issue to the shareholders of Elite, Scott
Walker and Cindy Estes, 11,771,860 shares in exchange for all the issued and outstanding shares of the Elite companies.

Elite Jet is an established California based company that sells fractional ownership interests in jet aircraft. Elite Jet was formed in 2001 to take advantage of the fast growing popularity of fractional aircraft ownership within a niche designed to compete with existing high priced fractional ownership programs and the expense of owning an entire aircraft. Currently, Elite Jet offers fractional ownership interests in seven Falcon 20F business jets. Elite
Jet has also established an air charter division that accounts for usage of the aircraft in excess of that permitted under the fractional ownership program.

Elite Properties intends to market fractional interests in high end real estate properties to wealthy individuals and corporations that demand a world class level of service. Elite Properties expects to handle all aspects of property ownership ensuring that owners can enjoy their property without the inherent hassles of traditional time share ownership. Elite Yachts intends to offer fractional ownership interests in luxury cruisers and motor yachts.

The Company intends to change its name to "Elite Corporation" to reflect its business focus as soon as is practicable pursuant to Commission rules and regulations.

Liquidity and Capital Resources

As of June 30, 2003, the Company had no significant assets. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003. However, there can be no assurances to that effect, as further to the Company's acquisition of Elite the Company's need for capital has changed dramatically and will require a significant infusion of capital in order to successfully build upon the business of Elite. The Company intends to meet its capital needs through a private placement of the Company's equity, though no commitments, understandings or capital has been realized to date and there can be no assurance that the Company will realize sufficient capital from the placement of securities to effectively operate in accord with the Elite business plan.





During the second quarter, in an effort to reduce its outstanding liabilities, the Company successfully converted debt of $265,477 representing loans and other liabilities, to equity. Subsequent to the end of the quarter, on closing the acquisition of Elite, the Company was further able to reduce outstanding liabilities by converting debt of $103,000 representing legal services rendered to equity.

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

                                     PART II

ITEM 2.  CHANGES IN SECURITIES

On July 9, 2003 the Company authorized the issuance 286,207 shares of common stock to Powell Goldstein Frazer & Murphy, valued at $0.29 a share to extinguish debts in the amount of $103,000 incurred from legal services provided to the Company pursuant to the terms of a settlement agreement, relying on exemptions provided by Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock in settlement of debt; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On July 7, 2003 the Company issued 9,771,860 shares of common stock to Scott
Walker in exchange for his 80% interest in the shares of Elite, pursuant to the terms of a stock exchange agreement, relying on exemptions provided by Section
4(2) of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for value; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.





On July 7, 2003 the Company issued 2,000,000 shares of common stock to Cindy
Estes in exchange for her 20% interest in the shares of Elite, pursuant to the terms of a stock exchange agreement, relying on exemptions provided by Section
4(2) of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for value; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.


On May 1, 2003, the Company authorized the issuance of 298,922 shares of common stock to Zmax Capital Corp., valued at $0.50 a share to extinguish debts in the amount of $149,496 incurred from loans provided to the Company pursuant to the terms of a debt settlement agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock in settlement of debt; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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





The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's in settlement of debt; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's in settlement of debt; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders Action in Lieu of an Extraordinary Special Meeting of Shareholders was held on July 9, 2003 to consider an amendment to the Company's articles of incorporation to permit a Company name change from "ASP Ventures Corp." to "Elite Corporation" and to consider a further amendment to the Company's articles of incorporation to permit an increase in the authorized share capital of the Company from 50,000,000 authorized common shares par value $0.001 to 200,000,000 common shares par value $0.001.

The consent resolutions were approved by 11,771,860 or 68% of the issued and outstanding shares entitled to act on the matters presented. The Company anticipates that the name change and increase in the number of authorized common shares will be effective on August 31, 2003 in conjunction with a filing of amended articles of incorporation with the State of Florida.

The shareholder action did not involve the election of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 16 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.  The following reports on Form 8-K were filed subsequent to the period covered by
         -------------------
         this Form 10-QSB.

         (1) On July 23, 2003, the Company filed a report on Form 8-K to disclose the stock exchange agreement with the Elite companies.









                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this August 13, 2003.

ASP VENTURES CORP.



/s/ Scott Walker
Scott Walker
President,  Chief Executive  Officer,  Chief Financial  Officer
and Director







































  CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                       AS AMENDED, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott Walker, chief executive officer and chief financial officer of ASP
Ventures Corp. certify that:

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report are conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003


/s/ Scott Walkert
Scott Walker, Chief Executive Officer and Chief Financial Officer






                                INDEX TO EXHIBITS
EXHIBIT  PAGE
NO.               NO.               DESCRIPTION


3 (i)(a)          *                 Articles of Incorporation of the Company

3 (i)(b)          *                 Amended Articles of Incorporation of the Company

3 (ii)            *                 Bylaws of the Company

10(i)             **                Debt Settlement  Agreement between the Company and Zmax Capital Corp. dated May
                                    1, 2003.

10(ii)            **                Debt Settlement  Agreement between the Company and Shafiq Nazerali dated May 1,
                                    2003.

10(iii)           **                Debt Settlement  Agreement between the Company and Zmax Capital Corp. dated May
                                    1, 2003.

10(iv)            ***               Stock  Exchange  Agreement  between the Company and the Elite  Companies  dated
                                    June 5, 2003.

10(v)             17                Settlement  Agreement  between the Company and Powell Goldstein Frazer & Murphy dated May 15, 2003.

99.1              23                Certification   Pursuant   to  18  U.S.C.   Section   1350,   Section   906  of
                                    the Sarbanes-Oxley Act of 2002

*        Incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999.
**       Incorporated by reference to the Form 10Q-SB filed with the Securities and Exchange Commission on May 15, 2003.
***      Incorporated  by reference to the Form 8-K filed with the Securities  and Exchange  Commission on July 23,
         2003















EXHIBIT 10(v)


                              SETTLEMENT AGREEMENT


      THIS SETTLEMENT AGREEMENT ("Agreement") is made and entered into as of this 15th day of May, 2003 (the "Effective Date") by and between ASP VENTURES
CORP., a Florida corporation ("ASP"), and POWELL, GOLDSTEIN, FRAZER & MURPHY,
LLP, a Georgia limited liability partnership ("PGFM"). ASP and PGFM are sometimes referred to herein collectively as the "Parties."

         WHEREAS, PGFM has provided legal and professional services to ASP in excess of One Hundred Three Thousand Dollars ($103,000)(collectively, "Legal
Fees").

         WHEREAS, ASP acknowledges the receipt and benefit of the legal and professional services provided by PGFM and agrees that the Legal Fees are due and owing to PGFM.

         WHEREAS, ASP now desires to effectuate a merger with EliteJet, Inc., a Delaware corporation ("EliteJet") pursuant to which EliteJet would be merged with and into ASP (the "Merger"), with ASP remaining as the surviving entity.

         WHEREAS, ASP now desires to enter into this Agreement with PGFM in order to: (i) provide for the payment of amounts toward the Legal Fees; and (ii) settle any and all existing claims between ASP and PGFM.

         NOW THEREFORE, in consideration of the mutual agreements herein made, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the PGFM do hereby agree as follows:

                                    Agreement

1. Recitals; Prior Agreements. The foregoing recitals are hereby incorporated into the body of this Agreement as though restated in their entirety herein. This Agreement shall supersede in all respects any and all prior agreements written, oral or otherwise between the PGFM with regard to the subject matter hereof.

2.       Closing.  Immediately  following  the  Merger,  but in no event  later  than 90 days from the date of this
         -------
     Agreement,  the  Parties  will hold a closing  (the  "Closing")  for the  executing  and  exchanging  of those transactional  documents and  agreements  referenced  herein and the payment and receipt of any unpaid portion of the Settlement  Amount (as defined below).  The Closing shall be held at the offices of Powell,  Goldstein,
     Frazer & Murphy,  LLC, 1001 Pennsylvania  Avenue,  N.W., 6th Floor,  Washington,  D.C. 20004, or at such other place as PGFM and ASP may reasonably  agree.  The date on which the Closing  actually occurs is referred to as the  "Closing  Date."  In the  event  that  Closing  does  not  occur  within  90 days  from  the date of this
     Agreement,  this Agreement shall be void and PGFM shall be entitled to keep the Initial  Settlement Amount (as defined in Section 4.1 below) to be applied toward the balance of the Legal Fees owed by ASP to PGFM.

3.       Condition  Precedent;  Execution  of Put  Agreement.  As a  condition  precedent  to the  Closing  and the
         ---------------------------------------------------
     accrual  by PGFM of any  obligations  under  this  Agreement,  PGFM will have  received  a Put  Agreement,  in substantially  the form attached  hereto as Exhibit A, executed by Bloom  Financial  Corp.,  a British  Virgin
                                                 ---------
     Islands corporation.







4.       Consideration.  In  consideration  of the  covenants  and  agreements  to be provided by PGFM herein,  ASP
         -------------
     agrees to provide the following (collectively, "Consideration"):

         4.1      Settlement Amount.  ASP agrees to pay to PGFM, and PGFM agrees to accept, a sum equal to Twenty
                  -----------------
                  Thousand Dollars ($20,000) (collectively, "Settlement Amount"), payable as follows:

(a)      $10,000  payable  in  immediately  available  funds  upon  ASP's  execution  of this  Agreement  ("Initial
                               Settlement Amount"); and,

(b)      $10,000 payable in immediately available funds at Closing.

         4.2      Issuance of Shares. Effective at Closing, ASP shall issue to
                  PGFM shares of the senior most class of ASP capital stock issued to the shareholders of EliteJet pursuant to the Merger
                  ("ASP Shares") equivalent to Eighty Three Thousand Dollars
                  ($83,000), calculated based upon the lowest valuation price per share utilized for the ASP Shares in the Merger.

         4.3 Mutual Release. At Closing, each of the Parties shall release the other in accordance with the terms and conditions of
                  Section 7 hereof, and each of the Parties acknowledges that it shall benefit from the release of claims provided herein.

5.       Representations  and Warranties of ASP. As a material  inducement to PGFM's  entering into this Agreement,
         --------------------------------------
     ASP represents and warrants as follows:

                 (a) ASP has all requisite power and authority to enter into this Agreement, and any other documents to be signed by ASP pursuant to this Agreement and to carry out the provisions hereof and thereof.

                 (b) ASP is bound by this Agreement and each of such other documents referenced herein and each of the foregoing is valid and binding against ASP as provided herein or therein in accordance with their terms.

                 (c) ASP is not relying on PGFM for legal advice in connection with this Agreement or the Merger and has reviewed this Agreement and the related agreements with its independent legal advisor as to the advisability of making the agreements, waivers and releases provided for herein, and with respect to the advisability of executing this Agreement.

                  (d) In entering into this Agreement and the agreements and release provided for herein, ASP hereby assumes the risk of any mistake of fact or law. If ASP should subsequently discover that any fact relied upon by ASP in entering into this Agreement was untrue, or that ASP's understanding of the facts or of the law was incorrect, ASP will not be entitled to any relief in connection therewith, including, without limiting the generality of the foregoing, any alleged right or claim to set aside or rescind this Agreement or the waivers or releases contained or referenced herein or the transactions contemplated herein.

6.       Representations  and  Warranties  of the  PGFM.  As a  material  inducement  to ASP's  entering  into this
         ----------------------------------------------
     Agreement, PGFM represents and warrants to ASP as follows:

                  (a) PGFM has all requisite power and authority to enter into this Agreement and any other documents to be signed by it pursuant to this Agreement and to carry out the provisions hereof and thereof.





                 (b) PGFM is bound by this Agreement and each of such other documents referenced herein and each of the foregoing is valid and binding against PGFM as provided herein or therein in accordance with their terms.

                 (c) PGFM has reviewed this Agreement and the related agreements with its independent legal advisor as to the advisability of making the agreements, waivers and releases provided for herein, and with respect to the advisability of executing this Agreement.

                  (d) In entering into this Agreement and the agreements and release provided for herein, PGFM hereby assumes the risk of any mistake of fact or law. If PGFM should subsequently discover that any fact relied upon by PGFM in entering into this Agreement was untrue, or that PGFM's understanding of the facts or of the law was incorrect, PGFM will not be entitled to any relief in connection therewith, including, without limiting the generality of the foregoing, any alleged right or claim to set aside or rescind this Agreement or the waivers or releases contained or referenced herein or the transactions contemplated herein.

7.       Mutual Releases.  At Closing, each of the Parties agrees to release the other Party as follows:
         ---------------

              7.1 General Release of Known and Unknown Claims by ASP. In consideration of the terms and conditions of this Agreement and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, at Closing, ASP, on behalf of itself and on behalf of each of its affiliates and any officers, directors, shareholders, employees, spouses, personal representatives, successors or assigns of ASP (collectively, "ASP Party Releasors"), hereby irrevocably and unconditionally releases and forever discharges PGFM and its respective officers, directors, shareholders, attorneys, employees, agents, representatives, and all of their respective successors, assigns, agents, officers, employees, spouses, representatives, attorneys, and affiliates, and all persons acting by, through, under, or in concert with any of the foregoing persons or entities (collectively "PGFM Party Releasees"), or any of them, from and against any and all causes of actions, suits, debts, liens, obligations, liabilities, claims, demands, damages, judgments, losses, orders, penalties, costs and expenses, including, without limitation, attorneys' fees, of any kind or nature whatsoever, known or unknown, suspected or unsuspected, fixed or contingent, liquidated or unliquidated (collectively, "Claims"), which any of the ASP Party
         Releasors now have, own, hold, or claim to have, own, or hold, or at any time heretofore have had, owned, held or claimed to have had, owned, or held against any of the PGFM Party Releasees. ASP acknowledges that there is a risk that subsequent to the execution of this Agreement, ASP may discover, incur, or suffer from Claims which were unknown or unanticipated at the time this Agreement is executed, including, without limitation, unknown or unanticipated Claims which, if known by them on the date this Agreement is being executed, may have materially affected that party's decision to execute this Agreement.











              7.2 General Release of Known and Unknown Claims by PGFM. In consideration of the terms and conditions of this Agreement and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, at Closing, PGFM, on behalf of itself and on behalf of each of its affiliates and any officers, directors, shareholders, employees, spouses, personal representatives, successors or assigns of PGFM (collectively, "PGFM Party Releasors"), hereby irrevocably and unconditionally releases and forever discharges ASP, and their respective officers, directors, employees, agents, representatives, shareholders, and all of their respective successors, assigns, agents, officers, employees, spouses, representatives, attorneys, and affiliates, and all persons acting by, through, under, or in concert with any of the foregoing persons or entities
         (collectively "ASP Party Releasees"), or any of them, from and against any and all Claims which any of the ASP Party Releasors now have, own, hold, or claim to have, own, or hold, or at any time heretofore have had, owned, held or claimed to have had, owned, or held against any of the ASP Party Releasees. PGFM each acknowledge that there is a risk that subsequent to the execution of this Agreement, PGFM may discover, incur, or suffer from Claims which were unknown or unanticipated at the time this Agreement is executed, including, without limitation, unknown or unanticipated Claims which, if known by them on the date this Agreement is being executed, may have materially affected that party's decision to execute this Agreement.

              7.3 Obligations of this Agreement. Nothing in this Section 7 shall be deemed to release the continuing obligations of the Parties under this Agreement or the Put Agreement.

8.       Securities Representations and Warranties.  PGFM represents and warrants to following:
         -----------------------------------------
8.1      PGFM is an  "accredited  investor"  as  that  term  is  defined  in Rule  501 of  Regulation  D under  the
                  Securities Act of 1933 (the "Act").

         8.2 PGFM acknowledges that it has had the opportunity to ask questions of, and receive answers concerning ASP, the Merger, and the ASP Shares, and all such questions have been answered to PGFM's satisfaction.
8.3 PGFM understands that the ASP Shares have not been registered under the Act, or the securities or similar laws of any state, and are being issued in reliance on exemptions therefrom.

9. Continuing Nature of Representations and Warranties. PGFM and ASP each covenant and agree that the representations and warranties made in this Agreement contained in Sections 4 and 5 above are true and correct as of the date of this Agreement, and will remain true and correct through that date upon which any payment or other obligation owed under this Agreement.

10. Further Assurances; Cooperation. Each of the Parties hereto will cooperate with the others and execute and deliver to the other parties hereto such other instruments and documents and take such other actions as may be reasonably requested from time to time by any other party hereto as necessary to carry out, evidence, and confirm the intended purposes of this Agreement and the Put Agreement.

11. Notices. Any notice, request, instruction or other document to be given hereunder by any party hereto to any other party hereto must be in writing and delivered personally (including by overnight courier or express mail service) or sent by registered or certified mail, or be transmitted by facsimile or other means of electronic data transmission, confirmed by express mail or overnight courier, in each case with postage or fees prepaid.






     If to ASP:                     ASP Ventures Corp.
                                    c/o International Portfolio Management
                                    Suite 1300
                                    1075 West Georgia Street
                                    Vancouver, British Columbia, V6E 3C9
                                    Telephone No.:             (604) 684-4691
                                    Facsimile No.:             (604) 684-4601

         If to PGFM:                Powell, Goldstein, Frazer & Murphy, LLP
                                    1001 Pennsylvania Avenue, N.W., 6th Floor
                                    Washington, D.C. 20004
                                    Attention: Michael H. Chanin
                                    Telephone No.:             (202) 624-7235
                                    Facsimile No.:             (202) 624-7222

     Any notice which is delivered personally in the manner provided herein will be deemed to have been duly given to the party to whom it is directed upon actual receipt by such party or the office of such party. Any notice which is addressed and mailed in the manner herein provided will be conclusively presumed to have been duly given to the party to which it is addressed at the close of business, local time of the recipient, on the fourth business day after the day it is so placed in the mail or, if earlier, the time of actual receipt.

12. Waiver. Unless agreed in writing, the failure of either of the Parties, at any time, to require performance by the other of any provisions hereunder shall not affect its right thereafter to enforce the same, nor shall a waiver by either party of any breach of any provision hereof be taken or held to be a waiver of any other preceding or succeeding breach of any term of this Agreement.

13. Complete Agreement. This Agreement contains the entire agreement between the parties hereto with respect to the contents hereof and supersedes all prior agreements and understandings between the parties whether written or oral. Neither this Agreement nor any term or provision hereof may be changed, waived, discharged or amended in any manner other than by an instrument in writing, signed by the party against which the enforcement of the change, waiver, discharge or amendment is sought.

14.      Counterparts;  Facsimile.  This  Agreement  may be  executed  in two or more  counterparts,  each of which
         ------------------------
     shall be deemed an original but all of which shall  constitute but one Agreement.  Facsimile  signatures shall be deemed as originals.

15.      Binding Effect;  Assignment.  This Agreement shall be binding upon the parties hereto,  their heirs, legal
         ---------------------------
     representatives, successors and assigns.

16. Governing Law; Consent to Jurisdiction and Venue. This Agreement shall become valid when executed. The Parties agree that it shall be deemed made and entered into in the District of Columbia and shall be governed and construed under and in accordance with the laws of the District of Columbia. Each of the Parties further: (i) irrevocably consents to the exclusive jurisdiction of the courts of the District of Columbia, and of the United States District Court for the District of Columbia if a basis for federal jurisdiction exists; (ii) agrees that venue shall be proper in any district or circuit court of the District of Columbia, or in the United
     States District Court for the District of Columbia if a basis for federal jurisdiction exists; and (iii) waives any right to object to the maintenance of a suit in any of the state or federal courts of the District of Columbia on the basis of improper venue or of inconvenience of forum.







17.      Headings.  The  headings  of the  sections  are for  convenience  only and shall not control or affect the
         --------
     meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

18. Severability. Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, this Agreement will be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provision had never been contained herein.

19.      Enforcement.  Should it become  necessary  for any party to  institute  legal  action to enforce the terms
         -----------
     and  conditions  of this  Agreement,  the  successful  party will be awarded  reasonable  attorney's  fees and expenses.

20.      Construction.  This  Agreement  shall be deemed to have been drafted by both of the Parties and  construed
         ------------
     within the fair  meaning of all its terms.  No  ambiguity in this  Agreement  shall be  construed  against the party drafting the document.

                                     [Signatures begin on the following page.]

         IN WITNESS WHEREOF, the Parties have executed this Agreement under Seal as of the date first above written.

ASP:                                                         PGFM:
---                                                          ----

ASP Ventures Corp.,                                          Powell, Goldstein, Frazer & Murphy LLP,
A Florida Corporation                                        A Georgia Limited Liability Partnership

       By:  /s/ Ross Wilmot(SEAL)                                    By:  Michael Chanin (SEAL)
            ---------------------                                         ---------------------
       Name: Ross Wilmot                                             Name:  Michael Chanin
       Title:   President                                            Title:    Partner




















EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Scott Walker chief executive officer and chief financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This 10-QSB complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act; and

(2) The financial information contained in this Form 10-QSB fairly presents, in all material respects, the financial condition and result of operations of the Company



/s/ Scott Walker
Scott Walker
Chief Executive and Chief Financial Officer
August 13, 2003

