Form 10QSB
period 2003-09-30
ASP VENTURES CORP
filed 2003-11-19
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________ .

Commission file number: 0-28311
ASP VENTURES CORP.
(Exact name of small business issuer as specified in its charter)

Florida	98-0203918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1818-1177 West Hastings Street, Vancouver, B.C., Canada V6E 2K3
(Address of principal executive office) (Zip Code)
(604) 602-1717
(Issuer's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 14, 2003 was 8,852,269.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to ASP Ventures Corp., a Florida corporation and its predecessors, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended 30 September 2003, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception are attached hereto as pages 4 through 7 and are incorporated herein by this reference.

ASP VENTURES CORP.

(A Development Stage Company)

UAAUDITED BALANCE SHEET

September 30, 2003

                                ASSETS

Current assets - cash                                                                    $               247
                                                                                            -----------------

   Total assets                                                                          $               247
                                                                                            =================

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

 Accounts payable and accrued expenses                                                   $           159,170
 Note payable                                                                                         10,000
                                                                                            -----------------

  Total current liabilities                                                                          169,170
                                                                                            -----------------

Commitments                                                                                 -

Stockholders' deficit:
 Common stock, $.001 par value, 50,000,000 shares
  authorized, 8,852,269 shares issued and outstanding                                                  8,852
 Additional paid-in capital                                                                          999,830
 Deficit accumulated during the development stage                                                (1,177,605)
                                                                                            -----------------

  Total stockholders' deficit                                                                      (168,923)
                                                                                            -----------------

  Total liabilities and stockholders' deficit                                            $               247
                                                                                            =================
The accompanying notes are an integral part of these financial statements

ASP VENTURES CORP.

(A Development Stage Company)

UNAUDITED STATEMENT OF OPERATIONS

                                                                   Three Months Ended                        Nine Months Ended
                                                                     September 30,                             September 30,                   Cumulative
                                                          -------------------------------------     ------------------------------------
                                                                2003                2002                 2003                2002               Amounts
                                                          -----------------    ----------------     ----------------    ----------------     ---------------

Revenue                                               $                  -                   -                    -                   -                   -

General and administrative costs                                    45,124              28,533              145,230             128,626           1,177,605
                                                          -----------------    ----------------     ----------------    ----------------     ---------------

          Loss before income taxes                                (45,124)            (28,533)            (145,230)           (128,626)         (1,177,605)

Provision for income taxes                                               -                   -                    -                   -                   -
                                                          -----------------    ----------------     ----------------    ----------------     ---------------

          Net loss                                    $           (45,124)            (28,533)            (145,230)           (128,626)         (1,177,605)
                                                          =================    ================     ================    ================     ===============

Loss per common share - basic and diluted             $              (.01)               (.01)               (0.03)              (0.03)
                                                          =================    ================     ================    ================

Weighted average common shares -
  basic and diluted                                              5,540,000           4,211,000            5,104,000           3,823,000
                                                          =================    ================     ================    ================
The accompanying notes are an integral part of these financial statements

ASP VENTURES CORP.

(A Development Stage Company)

UNAUDITED STATEMENT OF CASH FLOWS

                                                                            Nine Months Ended
                                                                              September 30,                  Cumulative
                                                                   ------------------------------------
                                                                        2003                2002               Amounts
                                                                   ----------------    ----------------    ----------------
Cash flows from operating activities:
 Net loss                                                      $         (145,230)           (128,626)         (1,177,605)
 Adjustments to reconcile net loss to net cash
  used in operating activities:

  Stock compensation expense                                                11,500                   -             105,347
  Increase in accounts payable
            and accrued expenses                                           102,993             120,996             512,662
                                                                   ----------------    ----------------    ----------------

  Net cash used in operating activities                                   (30,737)             (7,630)           (559,596)
                                                                   ----------------    ----------------    ----------------

Cash flows from investing activities:                                            -                   -                   -
                                                                   ----------------    ----------------    ----------------

Cash flows from financing activities:

 Proceeds from notes payable                                                     -              10,000             141,843

 Issuance of common stock                                                   30,000                   -             418,000
                                                                   ----------------    ----------------    ----------------

  Net cash provided by financing activities                                 30,000              10,000             559,843
                                                                   ----------------    ----------------    ----------------

  Net increase (decrease) in cash                                            (737)               2,370                 247

Cash, beginning of period                                                      984               1,030                   -
                                                                   ----------------    ----------------    ----------------
Cash, end of period                                            $
                                                                               247               3,400                 247
                                                                   ================    ================    ================
The accompanying notes are an integral part of these financial statements

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2003

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2003.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Going Concern

At September 30, 2003 the Company has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to achieving profitable operations and/or obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful.

Note 4 – Related Party Transactions

The Company had accounts payable to shareholders of the Company of $76,250 at September 30, 2003.

The Company incurred management fees to a company controlled by a director of the Company of $10,957 and $4,276 during the nine months ended September 30, 2003 and 2002 respectively.

The Company incurred consulting fees to a shareholder of the Company of $45,000 during the nine months ended September 30, 2003.

Note 5 – Supplemental Cash Flow Information

During the nine months ended September 30, 2003:

o The Company issued 230,000 shares of common stock for consulting services valued at $11,500.

o The Company issued 530,954 shares of common stock in exchange for accounts payable and a note payable of $133,634 and $131,843 respectively.

o The Company issued 3,312,500 shares of common stock in exchange for accounts payable of $66,250.

During the nine months ended September 30, 2002, the Company issued 1,061,878 shares of common stock in exchange for accounts payable of $153,608.

Note 6 – Rescission of Stock Exchange Agreement

On July 7, 2003, the Company closed a Stock Exchange Agreement with Elite Jet, Inc., Elite Property, Inc. and Elite Yachts, Inc. (collectively Elite) wherein the Company agreed to issue to the shareholders of Elite, 11,771,860 shares of common stock in exchange for all the issued and outstanding shares of Elite. On September 25, the Company and the shareholders of Elite entered into a Mutual Rescission of Stock Exchange Agreement whereby the shareholders of Elite agreed to rescind the original Stock Exchange Agreement effective as of July 7, 2003 and to cancel all 11,771,860 of the Company’s common stock in exchange for the return of shares of Elite.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

When used in this discussion, the words “believes”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, hat speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company’s business, in this report, as well as the Company’s periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Plan of Operation

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company’s operations through at least the calendar year ending December 31, 2003 though there can be no assurances to that effect, as the Company has no revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified though it may rely on loans from shareholders for capital, as required, to maintain its continuous disclosure requirements. However, the Company expects that if no acquisition candidate is found within the next twelve months that its current minimal operating requirements will not be met.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Any decision to participate in a specific business opportunity will be made based upon a Company analysis of the merits of the prospective business based on objective criteria.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 2. CHANGES IN SECURITIES

On July 7, 2003 the Company authorized the issuance of 9,771,860 shares of common stock to Scott Walker in exchange for his 80% interest in the shares of Elite Jet, Inc., Elite Properties, Inc. and Elite Yachts, Inc. (collectively “Elite Companies”) pursuant to the terms of a stock exchange agreement, relying on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”). The issuance of common stock to Mr. Walker was rescinded by mutual agreement on September 25, 2003.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for an 80% interest in the Elite Companies; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On July 7, 2003 the Company authorized the issuance of 2,000,000 shares of common stock to Cindy Estes in exchange for her 20% interest in the shares of the Elite Companies pursuant to the terms of a stock exchange agreement, relying on exemptions provided by Section 4(2) of the Securities Act. The issuance of common stock to Ms. Estes was rescinded by mutual agreement on September 25, 2003.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for an 20% interest in the Elite Companies; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On September 30, 2003 the Company authorized the issuance of 2,250,000 shares of common stock to Shafiq Nazerali in exchange for debt settlement in the amount of $45,000 incurred as the result of consulting services rendered pursuant to the terms of a debt settlement agreement, relying on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On September 30, 2003 the Company authorized the issuance of 1,062,500 shares of common stock to Zmax Capital Corp. in exchange for debt settlement in the amount of $21,250 incurred as the result of office space provided to the Company pursuant to the terms of a debt settlement agreement, relying on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders Action in Lieu of an Extraordinary Special Meeting of Shareholders was held on July 9, 2003 to consider an amendment to the Company’s articles of incorporation to permit a Company name change from “ASP Ventures Corp.” to “Elite Corporation” and to consider a further amendment to the Company’s articles of incorporation to permit an increase in the authorized share capital of the Company from 50,000,000 authorized common shares par value $0.001 to 200,000,000 common shares par value $0.001.

The consent resolutions were approved by 11,771,860 or 68% of the issued and outstanding shares entitled to act on the matters presented.

The Company’s board of directors has not acted to effect the name change or increase in the number of authorized common shares due to the rescission of the acquisition of the Elite Companies and the cancellation effective July 7, 2003 of the shares voted to effect the name change and increase in authorized common stock.

The shareholder action did not involve the election of directors.

ITEM 5. OTHER INFORMATION

On September 25, 2003 the Company executed an agreement with Scott Walker and Cindy Estes to rescind the stock exchange agreement dated July 7, 2003 in connection with the acquisition of the Elite Companies. The decision to rescind the stock exchange agreement was based upon in an inability of the Elite Companies to produce audited financial statements in accordance with the rules and regulations of the Securities Exchange Act of 1934, as amended.

The mutual rescission agreement required the shareholders of the Elite Companies to return to the Company 11,771,860 shares of the Company’s common stock for cancellation in exchange for a return of shares in the Elite Companies. The rescission was dated effective as of the date of the original stock exchange agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K. The Company filed the following reports on Form 8-K during the period covered by this report.

(1)	On July 23, 2003, the Company disclosed the closing of a stock exchange agreement to acquire the Elite Companies, the resultant change in control of the Company and the appointment of new directors and officers.

(2)	On September 26, 2003, the Company disclosed the rescission of the stock exchange agreement to acquire the Elite Companies, the terms of the agreement to rescind the acquisition of the Elite Companies, the resignation of certain directors and officers, and the appointment of a new director and officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2003.

ASP VENTURES CORP.

/s/ Ross Wilmot

Ross Wilmot

Chief Executive Officer, Chief Financial Officer, and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999).
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999).
3(ii)	*	Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999).
10(i)	*	Debt Settlement Agreement between the Company and Zmax Capital Corp. dated May 1, 2003 (incorporated by reference to the Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2003).
10(ii)	*	Debt Settlement Agreement between the Company and Shafiq Nazerali dated May 1, 2003 filed with the Securities and Exchange Commission on May 15, 2003)
10(iii)	*	Debt Settlement Agreement between the Company and Zmax Capital Corp. dated May 1, 2003 filed with the Securities and Exchange Commission on May 15, 2003).
10(iv)	*	Stock Exchange Agreement between the Company and the Elite Companies dated June 5, 2003 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on July 23, 2003).
10(v)	*

Mutual Rescission of Stock Exchange Agreement between the Company and the Elite Companies dated September 25, 2003 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 26, 2003).

10(vi)	Attached	Debt Settlement Agreement between the Company and Shafiq Nazerali dated September 30, 2003.
10(vii)	Attached	Debt Settlement Agreement between the Company and Zmax Capital Corp. dated September 30, 2003.
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.