Form 10KSB
period 2003-12-31
ASP VENTURES CORP
filed 2004-03-25
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _________

Commission file number: 000-28589
ASP VENTURES CORP.
(Exact name of small business issuer as specified in its charter)

Florida	98-0203918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1177 West Hastings Street, Suite 1818 Vancouver, British Columbia Canada V6E 2K3
(Address of principal executive office) (Zip Code)
(604) 602-1717
(Issuer's telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Stock ($0.001 Par Value)	None

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The registrant's total revenues for the year ended December 31, 2003 were $0.

The aggregate market value of the registrant's common stock, (the only class of voting stock), held by non-affiliates was approximately $78,882 based on the average closing bid and asked prices for the common stock on March 24, 2004.

On March 24, 2004, the number of shares outstanding of the registrant's common Stock, $0.001 par value (the only class of voting stock), was 9,102,769.

ITEM 1. DESCRIPTION OF BUSINESS

General

As used herein the term “Company” refers to ASP Ventures Corp., a Florida corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Florida on March 23, 1989 as “Airsupport Services Corp.” On May 15, 1998, the Company changed its name to “ASP Ventures Corp.” as part of a corporate refocus designed to attract prospective business opportunities. The Company then pursued several different business opportunities, none of which led to sustained operations.

Most recent of these business opportunities was the intent to acquire Elite Jet, Inc., Elite Property, Inc. and Elite Yachts, Inc. (collectively Elite) pursuant to the terms of a stock exchange agreement dated July 7, 2003 wherein the Company agreed to issue to the shareholders of Elite, 11,771,860 shares of common stock in exchange for all the issued and outstanding shares of Elite. Elite Jet was an established California based company that sold fractional ownership interests in jet aircraft. Elite Properties intended to market fractional interests in high end real estate properties and Elite Yachts intended to offer fractional ownership interests in luxury cruisers and motor yachts. On September 25, 2003, due to difficulties arising from Elite’s inability to obtain audited financial statements, the Company and the shareholders of Elite entered into a mutual rescission of stock exchange agreement whereby the shareholders of Elite agreed to rescind the original stock exchange agreement effective as of July 7, 2003 and to cancel all 11,771,860 of the Company’s common stock issued under the agreement in exchange for the return of shares of Elite.

Selection of a Business

The Company has no current business. Our business plan is to seek one or more suitable business combinations or acquisitions to create value for our shareholders. We have no day-to-day operations at the present time. Our officers and director devote such time and attention as is required to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that they consider to be of exceptional quality. As a result of that policy, the Company may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may be its competitive disadvantages when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology. However, due to the Company’s limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.

Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company’s shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company’s participation.

Acquisition of Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company’s officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company’s shareholders.

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of our investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s then shareholders.

Operation of Business After Acquisition

The Company’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various challenges that cannot be predicted at the present time.

Government Regulation.

The Company cannot anticipate the government regulations, if any, to which it may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees

The Company is a development stage company and currently has no employees. Our executive officers devote as much time to the affairs of the Company as they deem appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Securities and Exchange Commission (“Commission”).

The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov .

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

ITEM 3. LEGAL PROCEEDINGS

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. against the Company on February 4, 2004 in the United States District Court, Southern District of New York. The claim is for $525,000 plus interest in connection with the Company’s alleged breech of a settlement agreement purportedly made between the parties as the result of funds loaned to Elite Jet, Inc., a non-party to the action. The Company denies any liability in this action and intends to engage legal counsel to determine the facts related to the settlement agreement in formulating a response.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. under the symbol, “APVE.OB”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years.

                      --------------- --------------------------- ----------------- ----------------
                      YEAR            QUARTER ENDING              HIGH              LOW
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                      2002                     March 31           $0.11             $0.10
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               June 30            $0.15             $0.09
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                             September 30         $0.12             $0.06
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                             December 31          $0.07             $0.03
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                      2003                     March 31           $0.05             $0.03
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               June 30            $0.38             $0.04
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                             September 30         $0.29             $0.04
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                             December 31          $0.06             $0.02
                      --------------- --------------------------- ----------------- ----------------

Record Holders

As of March 24, 2004, there were approximately 11 shareholders of record holding a total of 9,102,769 shares of common stock. The sole member of the board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

RECENT SALES OF UNREGISTERED SECURITIES

On February 4, 2004, the Company authorized the issuance of 250,000 shares of restricted common stock valued at $0.025 to Cindy Estes for services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 6. MANAGEMENT’S PLAN OF OPERATION

Plan of Operation

The following discussion of our plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. The Company’s fiscal year end is December 31.

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

Liquidity and Capital Resources

As of December 31, 2003, the Company had no significant assets. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company’s operations through at least the calendar year ending December 31, 2004 though there can be no assurances to that effect, as the Company has no revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified though it may rely on loans from shareholders for capital and the issuance of equity, as required, to ensure its ability to maintain its continuous disclosure requirements.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to engage any employees.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,211,428 as of December 31, 2003. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from a suitable business opportunity; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2003, are attached hereto as F-1 through F-11.

ASP VENTURES CORP.

(A Development Stage Company)

Years Ended December 31, 2003 and 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholdersof
ASP Ventures Corp.

We have audited the balance sheets of ASP Ventures Corp. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASP Ventures Corp. (a development stage company), as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s revenue generating activities are not in place and the Company has incurred a loss. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JONES SIMKINS, P.C.

Logan, Utah

March 12, 2004

ASP VENTURES CORP.

(A Development Stage Company)

BALANCE SHEETS

December 31, 2003 and 2002

                                    ASSETS                                                  2003                 2002
                                                                                       ----------------    -----------------

Current assets:
  Cash                                                                              $              178                  984
                                                                                       ----------------    -----------------

     Total current assets                                                           $              178                  984
                                                                                       ================    =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                             $          186,224              256,061
  Notes payable                                                                                 10,000              141,843

  Related party note payable                                                                     6,700                    -
                                                                                       ----------------    -----------------

     Total current liabilities                                                                 202,924              397,904
                                                                                       ----------------    -----------------

Stockholders' deficit:
    Common stock, $.001 par value, 50,000,000 shares

      authorized, 8,852,769 and 4,478,815 shares issued                                          8,852                4,479
      and outstanding, respectively
    Additional paid-in capital                                                                 999,830              630,976
    Deficit accumulated during the development stage                                       (1,211,428)          (1,032,375)
                                                                                       ----------------    -----------------

     Total stockholders' deficit                                                             (202,746)            (396,920)
                                                                                       ----------------    -----------------

     Total liabilities and stockholders' deficit                                    $              178                  984
                                                                                       ================    =================

                                            See accompanying notes to financial statements

ASP VENTURES CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

                                                                                                        Cumulative
                                                                    2003                2002             Amounts
                                                               ----------------    ---------------    ---------------

Revenue                                                    $                 -                  -                  -

General and administrative costs                                       179,053            152,507          1,211,428
                                                               ----------------    ---------------    ---------------

               Loss before income taxes                              (179,053)          (152,507)        (1,211,428)

Provision for income taxes                                                   -                  -                  -
                                                               ----------------    ---------------    ---------------

               Net loss                                    $         (179,053)          (152,507)        (1,211,428)
                                                               ================    ===============    ===============

Loss per common share - basic and diluted                  $             (.03)              (.04)
                                                               ================    ===============

Weighted average common shares -
   basic and diluted                                                 6,038,000          3,963,000
                                                               ================    ===============

                                            See accompanying notes to financial statements

ASP VENTURES CORP.

(A Developmental Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

May 15, 1998 ( Date of Inception) to December 31, 2003

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                     Additional           During the
                                                                        Common Stock                   Paid-in         Development
                                                               --------------------------------
                                                                  Shares             Amount            Capital              Stage                 Total
                                                               --------------     -------------     --------------     -----------------      --------------
Balance at May 15, 1998 (date of inception)                        1,000,000   $                 $                 $                     $
                                                                                         1,000              4,000               (5,000)                    -

Net loss                                                       -                  -                 -                           (2,500)              (2,500)
                                                               --------------     -------------     --------------     -----------------      --------------
Balance at December 31, 1998                                       1,000,000             1,000              4,000               (7,500)
                                                                                                                                                     (2,500)

Issuance of common stock in private placement                      2,000,000             2,000           386,000       -                             388,000

Net loss                                                                   -      -                 -                         (440,366)            (440,366)
                                                               --------------     -------------     --------------     -----------------      --------------
Balance at December 31, 1999                                       3,000,000             3,000            390,000             (447,866)
                                                                                                                                                    (54,866)

Issuance of common stock for consulting fees                         150,000               150             74,850      -                              75,000

Net loss                                                                   -      -                 -                         (299,830)            (299,830)
                                                               --------------     -------------     --------------     -----------------      --------------
Balance at December 31, 2000                                       3,150,000             3,150            464,850             (747,696)            (279,696)

Net loss                                                                   -                 -                  -             (132,172)            (132,172)
                                                               --------------     -------------     --------------     -----------------      --------------
Balance at December 31, 2001                                       3,150,000                              464,850             (879,868)            (411,868)
                                                                                         3,150
Issuance of common stock for:

   Consulting fees                                                   266,937               267             13,580                     -               13,847

   Accounts payable                                                1,061,878             1,062            152,546                     -              153,608

Net loss                                                                   -                 -                  -             (152,507)            (152,507)
                                                               --------------     -------------     --------------     -----------------      --------------
Balance at December 31, 2002                                       4,478,815             4,479            630,976           (1,032,375)            (396,920)
Issuance of common stock for:

   Consulting fees                                                   230,000               230             11,270                     -               11,500

   Cash                                                              300,000               300             29,700                     -               30,000

   Accounts payable and notes payable                              3,843,954             3,843            327,884                     -              331,727
Net loss                                                                                                                      (179,053)            (179,053)
                                                                           -                 -                  -
                                                               --------------     -------------     --------------     -----------------      --------------
Balance at December 31, 2003                                       8,852,769  $          8,852  $         999,830  $        (1,211,428)  $         (202,746)
                                                               ==============     =============     ==============     =================      ==============

                                            See accompanying notes to financial statements

ASP VENTURES CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

                                                                                                       Cumulative
                                                                    2003               2002              Amounts
                                                               ---------------    ---------------    ----------------
Cash flows from operating activities:
  Net loss                                                 $        (179,053)          (152,507)         (1,211,428)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

    Stock compensation expense                                         11,500             13,847             105,347
    Increase in accounts payable

       and accrued expenses                                           130,047            112,614             539,716
                                                               ---------------    ---------------    ----------------

        Net cash used in operating activities                        (37,506)           (26,046)           (566,365)
                                                               ---------------    ---------------    ----------------

Cash flows from investing activities:                                       -                  -                   -
                                                               ---------------    ---------------    ----------------

Cash flows from financing activities:

  Proceeds from notes payable                                               -             26,000             141,843

  Proceeds from related party note payable                              6,700                  -               6,700

  Issuance of common stock                                             30,000                  -             418,000
                                                               ---------------    ---------------    ----------------

        Net cash provided by financing activities                      36,700             26,000             566,543
                                                               ---------------    ---------------    ----------------

        Net increase (decrease) in cash                                 (806)               (46)                 178

Cash, beginning of period                                                 984              1,030                   -
                                                               ---------------    ---------------    ----------------

Cash, end of period                                        $              178                984                 178
                                                               ===============    ===============    ================

                                            See accompanying notes to financial statements

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

Note 1 – Organization and Summary of Significant Accounting Policies

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2003 and 2002.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

Note 2 — Going Concern

As of December 31, 2003, the Company’s revenue generating activities are not in place, and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company or available on terms acceptable to the Company.

Note 3 – Notes Payable

Notes payable consist of amounts due to financing companies. The notes bear interest at between 6% and 10% and are due on demand. Accrued interest on the notes was $1,642 and $7,880 at December 31, 2003 and 2002, respectively. The accrued interest is included with accrued expenses on the balance sheet.

Note 4 – Related Party Transactions

Related party note payable consists of a note due to a shareholder. The note bears interest at 7.5% and is due on demand. Accrued interest on the note was $43 at December 31, 2003. The accrued interest is included with accrued expenses on the balance sheet.

Included in accounts payable are amounts due to a company controlled by a director of the Company of $8,296 and $2,608 at December 31, 2003 and 2002, respectively.

The Company incurred management fees to a director of the Company of $16,307 and $9,471 during the years ended December 31, 2003 and 2002, respectively.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

Note 4 – Related Party Transactions (continued)

The Company incurred management fees to a shareholder of $60,000 during the year ended December 31, 2003.

Note 5 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                              Year Ended
                                                             December 31,                  Cumulative
                                                        2003             2002               Amounts

Income tax benefit at statutory rate        $          (61,000)          (51,000)           (409,000)
Change in valuation allowance                           61,000            51,000             409,000

                                            $            -                 -                   -

Deferred tax assets are as follows at December 31:

                                                        2003             2002

Net operating loss carryforwards            $          409,000           348,000
Valuation allowance                                   (409,000)         (348,000)

                                            $            -                      -

The Company has net operating loss carryforwards of approximately $1,204,000, which begin to expire in the year 2013. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

Note 6 – Supplemental Cash Flow Information

During the year ended December 31, 2003:

o	The Company issued 530,954 shares of common stock in exchange for accounts payable and a note payable of $133,634 and 131,843, respectively.

o The Company issued 3,313,000 shares of common stock in exchange for accounts payable of $66,250.

During the year ended December 31, 2002, the Company issued 1,061,878 shares of common stock in exchange for accounts payable of $153,608.

Actual amounts paid for interest and income taxes for the years ended December 31 are as follows:

                                                                          2003              2002

           Interest                                                  $     2,291               -

            Income taxes                                             $      -                  -

Note 7 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 8 – Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been known as “mezzanine capital.” It requires that those certain instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have any impact on the Company’s financial statements.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

Note 8 – Recent Accounting Pronouncements (continued)

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions. The adoption of SFAS did not have any effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

In December 2002, the Financial Accounting Standards Board issued SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure – an amendment of FASB Statement 123,” which is effective for all fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation under SFAS 123 from intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25. SFAS 148 also changes the disclosure requirement of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS 148 by the Company did not have any impact on the Company’s financial statements and is not expected to have any impact on future operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 18, 2003, the Company terminated its relationship with Davidson & Company (“Davidson”), the principal accountant previously engaged to audit the Company’s financial statements and retained Jones Simkins LLP (“Jones”) as the principal accountants to replace Davidson. The Company’s board of directors approved the change of accountants from Davidson to Jones.

The audit reports of Davidson on the Company’s financial statements for the fiscal year ending December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

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

During the fiscal year ending December 31, 2001, including the subsequent interim periods since engagement through March 18, 2003, the date of Davidson’s termination, and prior to the appointment of Jones, the Company (or anyone on its behalf) did not consult with Jones regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Jones in respect to these matters during the time periods detailed herein.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)

Ross Wilmot	60	Director, Chief Executive Officer and Chief Financial officer

Ross Wilmot was appointed to the Company’s board of directors in January of 1999, and currently serves as a Company director, chief executive officer and chief financial officer. Mr. Wilmot will serve as a director until the next annual meeting of the Company’s shareholders and until such time as a successor is elected and qualified.

Mr. Wilmot is a Chartered Accountant. In addition, he serves in the following capacities with other companies: Director (from February 1999 to August 2003) and CFO (from January 1995 to February 1999) of Breckenridge Resources Ltd.; Director (from April 2000 to present), Director (from April 2000 to November 2003) and CFO (January 1995 to November 2003) of Briyante Software Corp.; Director and Officer of ComCam, Inc. (from March 2001 to present); Director (from July 1996 to April 1998 and July 2001 to present) and CFO of CTF Technologies Inc. (from July 1996 to present); Director (from July 1998 to February 1999) and Vice-President, Finance and Chief Financial Officer (from July 1998 to August 2002) of Imagis Technologies Inc.; Director (from October 1997 to present) and Chief Financial Officer (October 1997 to May 2001) of Intacta Technologies Inc.; Director (from August 1995 to June 2001) and Vice-President, Finance (from August 1995 to present) of Multivision Communications Corp.; Director (from April 1997 to February 2004) and CFO (from January 1997 to August 2003) of Neuer Kapital Corp.; Director and President of Orex Ventures Inc. (from May 2001 to present); Director (from May 1997 to present), President (from May 2001 to November 2003) and CFO (from November 2003 to present) of Orko Gold Corp.; Director (from April 1996 to August 2003), Secretary (from April 1996 to April 1999) and President (from April 1999 to September 2002) of Paloma Ventures Inc.; Director and Vice-President, Finance of Promax Communications Corp. (from May 1997 to March 1998); Director and President of Quantum Power Corporation (March 2001 to present); Director (from February 1997 to present) and Vice-President, Finance( from June 1996 to June 2001) of Radical Elastomers Inc.; Director and Vice-President, Finance of ServiceTrack Enterprises Inc. (from September 1997 to June 1998); and Director and President of Sudamet Ventures Inc. (from April 2001 to present).

Compensation of Directors

The Company’s director is not currently compensated for his service as a director of the Company. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of a certain individual who during the period ended December 31, 2003 was a director, officer, or beneficial owner of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Ross Wilmot failed to file a Form 3 or Form 5 despite being the chief executive officer, chief financial officer and sole director of the Company.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2003, 2002, and 2001. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s current and past officers over the past three years.

SUMMARY COMPENSATION TABLE

--------------------------- -------------------------------------- ------------------------------------------------------
                                     Annual Compensation                          Long Term Compensation
--------------------------- -------------------------------------- ------------------------------------------------------
------------------------------------------------------------------ --------------------------- --------------------------
                                                                             Awards                     Payouts
------------------------------------------------------------------ --------------------------- --------------------------
--------------------- -------- ---------- -------- --------------- ------------ -------------- ---------- ---------------
                                                                   Restricted    Securities
Name and Principal                                  Other Annual      Stock      Underlying    LTIP         All Other
Position               Year     Salary     Bonus    Compensation    Award(s)       Options      payouts    Compensation
                                  ($)       ($)         ($)            ($)         SARs(#)        ($)          ($)
--------------------- -------- ---------- -------- --------------- ------------ -------------- ---------- ---------------
--------------------- -------- ---------- -------- --------------- ------------ -------------- ---------- ---------------
Ross Wilmot,             2003   16,307*      -           -              -             -            -            -
Chief Executive          2002   9,471*       -           -              -             -            -            -
Officer, Chief           2001   10,510*      -           -              -             -            -            -
Financial Officer
Director
--------------------- -------- ---------- -------- --------------- ------------ -------------- ---------- ---------------

* Ross Wilmot invoices the Company through his own management company, Cedarwoods Group for services rendered by him to the Company. The compensation recited for the period ended December 31, 2003 includes an unpaid accrued amount of $8,296 due to Cedarwoods Group which is reflected in the Company’s balance sheet.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of March 24, 2004, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 24, 2004, there were 9,102,769 shares of common stock issued and outstanding.

------------------------------------------------------------------------------------------------------------------
 Title of Class          Name and Address           Nature of Ownership    Number of Shares       % of Class
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
     Common      Ross                                                                                 0
                 Wilmot
                 chief executive officer/chief                                          0
                 financial officer/director
                 1177 - 1818 West Hastings Street
                 Vancouver, British Columbia,              Legal
                 Canada
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
     Common      Shafiq Nazerali                           Legal              2,410,462              26.5
                 1177 - 1818 West Hastings Street
                 Vancouver, British Columbia,
                 Canada
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
     Common      Zmax Capital Corp.
                 1177 - 1818 West Hastings Street
                 Vancouver, British Columbia,              Legal              1,433,492             15.75
                 Canada
------------------------------------------------------------------------------------------------------------------
   -----------------------------------------------------------------------------------------------------------------
   All executive officers and directors as a group(1)         Legal                  0                   0
   -----------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On January 1, 1998, the Company entered into a consulting agreement with Cedarwoods Group, a consulting company owned by Mr. Wilmot. The agreement had an initial term of one year and automatically renews unless cancelled by either party on 30 days notice. Under the terms of the agreement, Mr. Wilmot provides consulting services as required for which he is compensated at the rate of $50 per hour for services rendered.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 16 of this Form 10-KSB, which is incorporated herein by reference.

(b)	Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

ITEM 14. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of December 31, 2003, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of December 31, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of March 2004.

ASP Ventures Corp.

/s/ RossWilmot

Ross Wilmot, Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ross Wilmot	Director	March 24, 2004
Ross Wilmot

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999
3(ii)	*	Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999
10(i)	*

Debt Settlement Agreement with International Portfolio Management, Ltd. dated November 4, 2002 (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on April 10, 2003)

10(ii)	*	Debt Settlement Agreement between the Company and Zmax Capital Corp. dated May 1, 2003 (incorporated by reference to the Form 10-QSB filed with the Securities and Exchange Commission on May 15, 200
10(iii)	*	Debt Settlement Agreement between the Company and Shafiq Nazerali dated May 1, 2003 filed with the Securities and Exchange Commission on May 15, 200
10(iv)	*	Debt Settlement Agreement between the Company and Zmax Capital Corp. dated May 1, 2003 filed with the Securities and Exchange Commission on May 15, 200
10(v)	*	Stock Exchange Agreement between the Company and the Elite Companies dated June 5, 2003 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on July 23, 20
10(vi)	*

Mutual Rescission of Stock Exchange Agreement between the Company and the Elite Companies dated September 25, 2003 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 26, 200

10(vii)	*

Debt Settlement Agreement between the Company and Shafiq Nazerali dated September 30, 2003 (incorporated by reference to the Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2003)

10(viii)	*

Debt Settlement Agreement between the Company and Zmax Capital Corp. dated September 30, 2003 (incorporated by reference to the Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2003)

31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20
* Incorporated by reference to prior filings with the Securities and Exchange Commission