Form 10KSB/A
period 2003-12-31
ASP VENTURES CORP
filed 2004-04-02
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 10, 2004, Solar Energy Limited (“Company”) dismissed Chisholm & Associates (“Chisholm”) the principal accountants previously engaged to audit the Company’s financial statements and retained Chisholm, Bierwolf & Nilson, LLC (“Bierwolf”) as the principal auditors to replace Chisholm. The Company’s board of directors approved the change of accountants from Chisholm to Bierwolf.

The audit reports of Chisholm on the Company’s financial statements for the fiscal years ending December 31, 2002 and December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

In connection with the audits of the fiscal years ending December 31, 2002 and December 31, 2001 including the subsequent interim periods since engagement through February 10, 2004, the date of dismissal, the Company had no disagreements with Chisholm with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Chisholm to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal years ending December 31, 2002 and December 31, 2001 including the subsequent interim periods since engagement through February 10, 2004, the date of Chisholm’s dismissal, and prior to the appointment of Bierwolf, the Company (or anyone on its behalf) did not consult with Bierwolf regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Bierwolf in respect to these matters during the time periods detailed herein.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company's Chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of December 31, 2003, the chief executive officer and the chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of December 31, 2003, the chief executive officer and the chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Jones Simkins, P.C. provided audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2003 and 2002. The aggregate fees billed by Jones Simkins, P.C. for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements for 2003 was $ 10,158 and for the 2002 audit was $ 4,166 .

Audit Related Fees

Jones Simkins, P.C. billed to the Company no fees in each of 2003 and 2002 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to the Company fees of $1,275 in 2003 and $ 0 in 2002 for professional services rendered in connection with the preparation of the Company’s tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to the Company no fees in each of 2003 and 2002 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Jones Simkins, P.C. as detailed above, were pre-approved by the Company’s board of directors. Jones Simkins, P.C. performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2004.

ASP Ventures Corp.

/s/ RossWilmot

Ross Wilmot, Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ross Wilmot	Director	March 30, 2004
Ross Wilmot

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999).
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999).
3(ii)	*	Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999).
10(i)	*

Debt Settlement Agreement with International Portfolio Management, Ltd. dated November 4, 2002 (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on April 10, 2003)

10(ii)	*	Debt Settlement Agreement between the Company and Zmax Capital Corp. dated May 1, 2003 (incorporated by reference to the Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2003)
10(iii)	*	Debt Settlement Agreement between the Company and Shafiq Nazerali dated May 1, 2003 filed with the Securities and Exchange Commission on May 15, 2003.
10(iv)	*	Debt Settlement Agreement between the Company and Zmax Capital Corp. dated May 1, 2003 filed with the Securities and Exchange Commission on May 15, 2003.
10(v)	*	Stock Exchange Agreement between the Company and the Elite Companies dated June 5, 2003 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on July 23, 2003.
10(vi)	*

Mutual Rescission of Stock Exchange Agreement between the Company and the Elite Companies dated September 25, 2003 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 26, 2003.

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

14	Attached	Code of Ethics adopted March 30, 2004.
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Incorporated by reference to prior filings with the Securities and Exchange Commission