Form 10QSB
period 2004-03-31
ASP VENTURES CORP
filed 2004-05-17
CIK 1101298

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999)
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999)
3(ii)	*	Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999)
10(i)	*

Debt Settlement Agreement with International Portfolio Management, Ltd., dated November 4, 2002 (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on April 10, 2003).

10(ii)	*	Debt Settlement Agreement between the Company and Zmax Capital Corp. dated May 1, 2003 (incorporated by reference to the Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2003)
10(iii)	*	Debt Settlement Agreement between the Company and Shafiq Nazerali dated May 1, 2003 filed with the Securities and Exchange Commission on May 15, 2003
10(iv)	*	Debt Settlement Agreement between the Company and Zmax Capital Corp. dated May 1, 2003 filed with the Securities and Exchange Commission on May 15, 2003)
10(v)	*	Stock Exchange Agreement between the Company and the Elite Companies dated June 5, 2003 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on July 23, 2003)
10(vi)	*

Mutual Rescission of Stock Exchange Agreement between the Company and the Elite Companies dated September 25, 2003 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 26, 2003)

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

14	*	Code of Ethics adopted March 30, 2004 (incorporated by reference to the Form 10-KSB/A filed with the Securities and Exchange Commission on April 2, 2004
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
13