Form 10QSB
period 2004-09-30
ASP VENTURES CORP
filed 2004-11-12
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **September 30, 2004.**

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: **0-28311**

ASP VENTURES CORP.

(Exact name of small business issuer as specified in its charter)

Florida	**98-0203918**
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2
(Address of principal executive office) (Postal Code)

(604) 602-1717
(Issuer's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 12, 2004 was 25,102,769.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Balance Sheet as of September 30, 2004	4
Unaudited Statement of Operations for the period from inception to September 30, 2004 and for the three and nine month periods ending September 30, 2004 and 2003	5
Unaudited Statement of Cash Flows for the nine months ended September 30, 2004 and 2003 and the period from inception to September 30, 2004	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	9
ITEM 3. CONTROLS AND PROCEDURES	11
PART II.
ITEM 1. LEGAL PROCEEDINGS	11
ITEM 6. EXHIBITS	11
SIGNATURES	12
INDEX TO EXHIBITS	13

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to ASP Ventures Corp., a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ASP VENTURES CORP.
(A Development Stage Company)
UNAUDITED BALANCE SHEET
September 30, 2004

ASSETS

Current assets:		
Cash	$	1,392
Prepaid expense		3,000
Total current assets	$	4,392

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:		
Accounts payable and accrued expenses	$	209,967
Note payable		10,000
Related party note payable		5,000
Total current liabilities		224,967
Commitments		
Stockholders' deficit:		
Common stock, $.001 par value, 50,000,000 shares authorized, 25,102,769 shares issued and outstanding		25,102
Additional paid-in capital		1,137,202
Stock subscription receivable		(34,000)
Deficit accumulated during the development stage		(1,348,879)
Total stockholders' deficit		(220,575)
Total liabilities and stockholders' deficit	$	4,392

The accompanying notes are an integral part of these financial statements

ASP VENTURES CORP.

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

		Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative
		2004	2003	2004	2003	Amounts
Revenue	$	-	-	-	-	-
General and administrative costs		63,358	45,124	137,451	145,230	1,348,879
Loss before income taxes		(63,358)	(45,124)	(137,451)	(145,230)	(1,348,879)
Provision for income taxes		-	-	-	-	-
Net loss	$	(63,358)	(45,124)	(137,451)	(145,230)	(1,348,879)
Loss per common share - basic and diluted	$	(.01)	(.01)	(.01)	(.03)	
Weighted average common shares - basic and diluted		9,451,000	5,540,000	9,188,000	5,104,000	

The accompanying notes are an integral part of these financial statements

ASP VENTURES CORP.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2004	Nine months ended September 30, 2003	Cumulative Amounts
Cash flows from operating activities:			
Net loss	$ (137,451)	(145,230)	(1,348,879)
Adjustments to reconcile net loss to net cash used in operating activities:			
Stock compensation expense	6,250	11,500	111,597
Increase in prepaid expense	(3,000)	-	(3,000)
Increase in accounts payable and accrued expenses	23,743	102,993	563,459
Net cash used in operating activities	(110,458)	(30,737)	(676,823)
Cash flows from investing activities:	-	-	-
Cash flows from financing activities:			
Proceeds from notes payable	-	-	141,843
Increase (decrease) in related party note payable	(1,700)	-	5,000
Issuance of common stock, net	113,372	30,000	531,372
Net cash provided by financing activities	111,672	30,000	678,215
Net increase (decrease) in cash	1,214	(737)	1,392
Cash, beginning of period	178	984	-
Cash, end of period	$ 1,392	247	1,392

The accompanying notes are an integral part of these financial statements

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ending December 31, 2004.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At September 30, 2004 the Company has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to achieving profitable operations and/or obtaining necessary funding from outside sources.

Note 4 - Related Party Transactions

The Company had accounts payable to a company controlled by a director of the Company of $0 and $10,526 at September 30, 2004 and 2003 respectively.

The Company incurred consulting and management fees to officers of the company of $13,500 and $10,957 during the nine months ended September 30, 2004 and 2003, respectively.

The Company incurred consulting fees to a shareholder of $45,000 and $45,000 during the nine months ended September 30, 2004 and 2003, respectively.

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

Note 5 - Supplemental Cash Flow Information

During the nine months ended September 30, 2004:

- The Company issued 250,000 shares of common stock in exchange for consulting services valued at $6,250.
- The Company issued 3,400,000 shares of common stock for a stock subscription receivable of $34,000.

During the nine months ended September 30, 2003:

- The Company issued 230,000 shares of common stock for consulting services valued at $11,500.
- The Company issued 530,954 shares of common stock in exchange for accounts payable and a note payable of $133,634 and $131,843, respectively.
- The Company issued 3,312,500 shares of common stock in exchange for accounts payable of $66,250.

Note 6 – Contingencies

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (the Plaintiffs) against the Company in the United States District Court, Southern District of New York. The claim was for $525,000 plus interest in connection with the Company's alleged breech of a settlement agreement purportedly made between the parties as the result of funds loaned to Elite Jet, Inc., a non-party to the action. Although the Company denied any liability in this action it was unable to respond in a timely fashion to the legal proceedings which resulted in a default judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,724. The Company continues to deny any liability in this matter and believes that in the event Plaintiffs attempt to enforce this judgment through court proceedings that the Company will ultimately succeed on the merits of its position.

ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

The following discussion of our plan of operation should be read in conjunction with the unaudited financial statements, accompanying notes and the other financial information appearing elsewhere in this report. The Company's fiscal year end is December 31.

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

Liquidity and Capital Resources

As of September 30, 2004, the Company had no significant assets. Management does not believe that the Company has sufficient resources to meet the anticipated needs of the Company's operations through the calendar year ending December 31, 2004 unless new funding is made available for general working capital. The Company may raise new capital through debt instruments, private placements or the public registration of its securities. However, the Company can offer no assurance that any capital raising efforts will be successful. Should the Company be unsuccessful in any capital raising efforts, management believes that it may need to curtail or cease business operations.

The Company adopted The 2004 Benefit Plan of ASP Ventures Corp. on April 6, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company's common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company's stock. The 2004 Benefit Plan of ASP Ventures Corp. has been registered with the Securities and Exchange Commission pursuant to Form S-8. The Company has neither issued shares nor granted options pursuant to this benefit plan as of the period ended June 30, 2004.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to engage any employees.

The Company had a working capital deficit of $220,575 as of September 30, 2004 and has funded its cash needs from inception through a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2003 included in the Company' Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” ”expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the acquisition of an operating business; (iii) the ability of the Company to achieve sufficient revenues through an operating business to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1. LEGAL PROCEEDINGS

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. ("Plaintiffs") against the Company on February 4, 2004 in the United States District Court, Southern District of New York. The claim was for $525,000 plus interest in connection with the Company's alleged breech of a settlement agreement purportedly made between the parties as the result of funds loaned to Elite Jet, Inc., a non-party to the action. Although the Company denied any liability in this action it was unable to respond in a timely fashion to the legal proceedings which resulted in a default judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,724.45. The Company continues to deny any liability in this matter and believes that in the event Plaintiffs attempt to enforce this judgment through court proceedings that the Company will ultimately succeed on the merits of its position.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of November, 2004.

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