Form 10QSB
period 2005-09-30
ASP VENTURES CORP
filed 2005-11-25
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 0-25589

ASP VENTURES CORP.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0203918 (IRS Employer Identification Number)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2
(Address of Principal Executive Office)          (Postal Code)

(604) 602-1717
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 22, 2005 was 40,071,815.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Balance Sheet as of September 30, 2005	4
Unaudited Statement of Operations for the period from inception to September 30, 2005 and for the three and nine month periods ending September 30, 2005 and 2004	5
Unaudited Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 and the period from Inception to September 30, 2005	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	12
ITEM 3. CONTROLS AND PROCEDURES	15
PART II.
ITEM 1. LEGAL PROCEEDINGS	16
ITEM 2. CHANGES IN SECURITIES	16
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 5. OTHER INFORMATION	20
ITEM 6. EXHIBITS	20
SIGNATURES	21
INDEX TO EXHIBITS	22

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to ASP Ventures Corp., a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ASP VENTURES CORP. (A Development Stage Company) Balance Sheets

	September 30,	December 31,
	2005	2004
	- $ -	- $ -
	(Unaudited)	(Restated - See Note 8)
ASSETS
CURRENT
Cash	6,868	2,089

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
Accounts payable and accrued liabilities (Note 3)	737,525	698,700
Advances due to related party (Note 4)	85,000	101,862
Notes Payable	-	10,000
	822,525	810,562

GOING CONCERN (Note 1)

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 5)
Common stock, $0.001 par value, 50,000,000 common shares authorized
Issued and outstanding:
37,075,569 common shares (December 31, 2004 - 27,577,769)	38,201	27,577
Additional paid-in capital	1,254,382	1,158,777
Stock subscriptions received (receivable)	29,955	(20,000)
Accumulated deficit during development stage	(2,138,195)	(1,974,827)

(815,657)	(808,473)

6,868	2,089

The accompanying notes are an integral part of these interim financial statements

ASP VENTURES CORP. (A Development Stage Company) Interim Statements of Operations (Unaudited)

Cumulative From March 23, 1989 (inception) to September 30,
Three months ended September 30,	Nine months ended September 30,
	2005	2004	2005	2004	2005
	- $ -	- $ -	- $ -	- $ -	- $ -
		(Restated - See Note 8)		(Restated - See Note 8)	(Restated - See Note 8)

General and administrative costs	42,448	63,358	116,766	137,451	1,479,913

Loss - Default Judgment (Note 3 & 8)	15,707	15,707	46,602	611,681	673,990

Net loss for the period	(58,195)	(79,065)	(163,368)	(749,132)	(2,153,903)

Loss per common share - basic	(0.00)	(0.01)	(0.00)	(0.08)

Weighted average number of common shares - basic	33,937,197	9,451,000	36,986,083	9,188,000

The accompanying notes are an integral part of these interim financial statements

ASP VENTURES CORP. (A Development Stage Company) Interim Statements of Cash Flows (Unaudited)

Cumulative from March 23, 1989 (inception) to September 30, 2005
Nine months ending
September 30,
	2005	2004
	- $ -	- $ -	- $ -
		(Restated - See Note 8)	(Restated - See Note 8)
Cash flow from operating activities

Net loss for the period:	(163,368)	(749,132)	(2,153,903)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of debt	-	-	(42,250)
Stock compensation expense	-	6,250	111,597
Loss - Default Judgment (Note 3)	46,602	611,681	673,990
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(7,776)	20,743	473,986

Net cash used in operating activities:	(124,542)	(110,458)	(936,580)

Cash flow from financing activities:
(Repayment of) proceeds from notes payable	(10,000)	(1,700)	131,843
Related party (repayments) advances	(16,862)	-	85,000
Issuance of common stock	106,228	113,372	676,650
Common stock subscriptions	49,955	-	49,955

Net cash provided by financing activities:	129,321	111,672	943,448

Net increase in cash	4,779	1,214	6,868

Cash, beginning of period	2,089	179	-

Cash, end of period	6,868	1,392	6,868

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	-	-	3,614
Cash paid for taxes	-	-	-
Common stock issued for consulting services	10,000	6,250	-

The accompanying notes are an integral part of these interim financial statements

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

1.     NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Going Concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has had limited activity since its inception. The Company has no tangible assets, has a working capital deficit of $815,657, has accumulated operating losses of $2,138,195 as at September 30, 2005, and does not have an established source of revenue. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, and achieving profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

It is management’s intention to pursue various potential projects and identify funding sources until such time as there is sufficient operating cash flow to fund operating requirements.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Comparative figures

Certain comparative figures have been reclassified to conform with the current period’s presentation.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)     Foreign currency translation

The Company considers the U.S. dollar its functional currency. Monetary assets and liabilities resulting from foreign currency transactions are translated into U.S. dollar equivalents using the period end conversion rates. Revenues, expenses, receipts and payments are translated throughout the period at exchange rates prevailing at the date of the transaction. Exchange gains and losses are included in the loss for the period.

(c) Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(d) Financial instruments

The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company is not currently exposed to any significant credit risk or currency risk.

(e)     Loss per share

The Company follows Statement of Financial Standard No. 128 to calculate earnings (loss) per share. Basic loss per share is computed using the weighted effect of all common shares issued and outstanding. Diluted earnings (loss) per share have not been presented as the effect on basic earnings per share is anti-dilutive.

3.     LEGAL PROCEEDINGS

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (“Plaintiffs”) against the Company on February 4, 2004 in the United States District Court, southern District of New York. The claim was is for $525,000 plus interest in connection with the Company’s alleged breach of a settlement agreement purportedly made between the Company, Elite Jet, Inc, Gem Global Yield Fund Limited and Turbo International Ltd. in satisfaction of funds loaned by Plaintiffs to Elite Jet, Inc., a non-party to the legal proceedings. Although the Company denied any liability in this action it did not file a defense to the legal proceedings which resulted in a Default Judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,724 with interest accruing at 12% per annum on $525,000.

The Company believes that in the event the Plaintiffs attempt to enforce this judgment through Court proceedings that the Company will ultimately succeed in defending this legal claim.

As at September 30, 2005 and December 31, 2004 principal and interest accrued with respect to the Default Judgment were $673,990 and $627,387 respectively. (See Note 8)

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

4.     RELATED PARTY TRANSACTIONS AND BALANCES

Advances due to related parties consist of unsecured payables to officers, have no specific terms, are due on demand, and total $85,000.

The following represents related party transactions paid or accrued during the nine months ended September 30, 2005 and 2004:

	2005	2004
	$	$
Consulting fees to a director	13,813	10,526
Consulting fees to a significant shareholder	45,000	45,000
Rent to a shareholder	9,000	9,000
	67,813	64,526

5. CAPITAL STOCK

During the nine months ended September 30, 2005

· The Company issued 1,000,000 shares of common stock in exchange for consulting services valued at $10,000.

 · The Company issued 9,622,800 shares of common stock valued at $96,228.

 · The Company received proceeds of $29,955 for 2,995,500 shares of common stock.

During the nine months ended September 30, 2004

· The Company issued 250,000 shares of common stock in exchange for consulting services valued at $6,250

· The Company issued 3,400,000 shares of common stock for a stock subscription receivable of $34,000

6.     INCOME TAXES

As at September 30, 2005, the Company has net operating losses carried forward of approximately $2,100,000 that may be offset against future taxable income to 2022. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount. Utilization of the carry-forwards is dependent on future taxable income and could further be limited due to a change in control of the Company’s ownership as defined by Internal Revenue Section 382.

7.     COMMITMENTS

The Company has agreed to pay a shareholder consulting fees of $5,000 per month. This agreement is on a month to month basis.

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

8.     RESTATEMENTS

The Company has restated its financial statements for the year ended December 31, 2004 and for the interim periods ended June 30, 2004, September 30, 2004, March 31, 2005, and June 30, 2005. The Company is restating the financial statements to accrue amounts owing as a result of a Default Judgment which was obtained against the Company on May 19, 2004. (See Note 3.)

(a) December 31, 2004

	December 31, 2004 As Reported $	Adjustment $	December 31, 2004 As Restated $

Balance Sheet
Accounts payable and accrued liabilities	71,313	627,387	698,700
Deficit accumulated during the development stage	1,347,440	627,387	1,974,827

	Year Ended December 31, 2004 As Reported $	Adjustment $	Year Ended December 31, 2004 As Restated $

Income Statement
Loss - default judgment	-	627,387	627,387
Net loss for the year	136,012	627,387	763,399
Loss per common share - basic	(0.01)	(0.05)	(0.06)

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

8.     RESTATEMENT, continued

(b)

September 30, 2004:

(i) Nine month period ended September 30, 2004:

	Nine Month Period Ended September 30, 2004 As Reported $	Adjustment $	Nine Month Period Ended September 30, 2004 As Restated $

Income Statement
Loss - default judgment	-	611,681	611,681
Net loss for the period	137,451	611,681	749,132
Loss per common share - basic	(0.01)	(0.07)	(0.08)

(ii) Three month period ended September 30, 2004:

	Three Month Period Ended September 30, 2004 As Reported $	Adjustment $	Three Month Period Ended September 30, 2004 As Restated $

Income Statement
Loss - default judgment	-	15,707	15,707
Net loss for the period	63,358	15,707	79,065
Loss per common share - basic	(0.01)	(0.00)	(0.01)

In addition to the restatements noted above, certain other comparative amounts have been reclassified in order to conform to the current period's presentation.

9.     SUBSEQUENT EVENT

On October 3, 2005 the Company issued 2,995,000 shares of common stock valued at $ 29,955 for subscriptions received and paid for prior to September 30, 2005.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Business

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

Results of Operations

During the period ended September 30, 2005, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished.

During the nine month period ended September 30, 2005, the Company completed several private placements of its common stock to fund operations.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, accounting costs, consulting fees and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since the Company does not anticipate generating any revenues in the near term it will continue to operate at a loss.

Net Losses

For the period from March 23, 1989 to September 30, 2005, the Company has recorded a cumulative net loss of $2,138,195. The Company’s operating losses are attributable to general and administrative expenses and a default judgment in the amount of $673,990 including interest as of the end of the period. The general and administrative expenses include incorporation costs, accounting expenses, professional fees consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from March 23, 1989 (inception) to September 30, 2005.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $6,868 and total assets of $6,868 as of September 30, 2005. These assets consist of cash on hand of $6,868. Net stockholders deficiency in the Company was $815,657 at September 30, 2005.

Cash flow provided from financing activities was $129,321 for the nine month period ended September 30, 2005 as compared to cash flow provided from financing activities of $111,672 for the nine month period ended September 30, 2004. Cash flow provided from financing activities in the current nine month period was realized primarily from the sale of the Company’s common stock.

Cash flow used in operating activities was $124,542 for the nine month period ended September 30, 2005 as compared to cash flow used in operating activities of $110,458 for the nine month period ended September 30, 2004. Cash flow used in operating activities in the current nine month period was spent on general and administrative costs.

The Company adopted The 2004 Benefit Plan of ASP Ventures Corp. on April 6, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company’s common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s stock. The 2004 Benefit Plan of ASP Ventures Corp. has been registered with the Securities and Exchange Commission pursuant to Form S-8. The Company has neither issued shares nor granted options pursuant to this benefit plan as of the period ended September 30, 2005.

The Company had a working capital deficit of $815,657 as of September 30, 2005 and has funded its cash needs from inception through a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside of the United States. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months.

As of September 30, 2005, the Company had no significant assets. Management does not believe that the Company has sufficient resources to meet the anticipated needs of the Company’s operations through the calendar year ending December 31, 2005 unless new funding is made available for general working capital. The Company may raise new capital through debt instruments, private placements or the public registration of its securities. However, the Company can offer no assurance that any capital raising efforts will be successful. Should the Company be unsuccessful in any capital raising efforts, management believes that it may need to curtail or cease business operations.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to engage any employees.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2004 included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $1,974,827 as of December 31, 2004 which has grown to $2,138,195 as of September 30, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure. However, subsequent to September 30, 2005, our chief executive officer concluded that certain financial information previously disclosed by the Company was inaccurate and warranted a restatement due to the Company’s prior treatment of a default judgment as a contingent liability. Accordingly, the chief executive officer has since determined that the Company’s disclosure controls and procedures for the periods ended June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005 were ineffective and not adequately designed.

(b) Changes in Internal Controls

During the period ended September 30, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. However, subsequent to September 30, 2005, our chief executive officer concluded that changes will be made to internal controls over financial reporting which may materially affect our financial reporting. Our chief executive officer will make certain proposals to the Company’s board of directors to implement changes to safeguard against future errors in financial disclosure. The proposals include a segregation of the duties of the chief executive officer and chief financial officer, the appointment of an independent director to the Company’s board of directors and the formation of an audit committee. Our chief executive officer believes that the segregation of a chief executive officer’s duties from that of a chief financial officer and the formation of an audit committee would cause the Company to better evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures on a constant basis with the intention of discovering any potential misstatements prior to erroneous disclosure.

PART II

ITEM 1. LEGAL PROCEEDINGS

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (“Plaintiffs”) against the Company on February 4, 2004 in the United States District Court, Southern District of New York. The claim is for $525,000 plus interest in connection with the Company’s alleged breech of a settlement agreement purportedly made between the Company, Elite Jet, Inc, Gem Global Yield Fund Limited and Turbo International Ltd. in satisfaction of funds loaned by Plaintiffs to Elite Jet, Inc., a non-party to the legal proceedings. Although the Company denied any liability in this action it did not file a defense to the legal proceedings which resulted in a Default Judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,725 with interest accruing at 12% per annum on $525,000.

The Company believes that in the event the Plaintiffs attempt to enforce this judgment through Court proceedings that the Company will ultimately succeed in defending this legal claim.

ITEM 2. CHANGES IN SECURITIES

On September 26, 2005 the Company authorized the issuance of 500,000 shares of common stock to Fatma Abdul Hussein Jaffar in exchange for cash consideration of $0.01 a share or $5,000 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

On September 26, 2005 the Company authorized the issuance of 500,000 shares of common stock to Abdul Hussein Jaffar Rahmat Allah Al Lawati in exchange for cash consideration of $0.01 a share or $5,000 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

On September 26, 2005 the Company authorized the issuance of 1,000,000 shares of common stock to Dharam Vir Malhotra in exchange for cash consideration of $0.01 a share or $10,000 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

On September 26, 2005 the Company authorized the issuance of 1,000,000 shares of common stock to Wolfgang Zehenter in exchange for cash consideration of $0.01 a share or $10,000 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

On September 20, 2005 the Company authorized the issuance of 500,000 shares of common stock to Mahesh J. Whabi in exchange for cash consideration of $0.01 a share or $5,000 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

On September 20, 2005 the Company authorized the issuance of 497,800 shares of common stock to Murtadha Jaffer Rehmatula and Zakiah Mohd Khamis in exchange for cash consideration of $0.01 a share or $4,978 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

On September 20, 2005 the Company authorized the issuance of 497,750 shares of common stock to Manahil Abdul Hussein Jaffer and Zakiah Mohd Khamis in exchange for cash consideration of $0.01 a share or $4,977 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

On September 20, 2005 the Company authorized the issuance of 1,497,750 shares of common stock to Zohair M. Abdullah Allawati and Zakiah Mohd Khamis in exchange for cash consideration of $0.01 a share or $14,977 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

On September 20, 2005 the Company authorized the issuance of 1,000,000 shares of common stock to Shafiq Nazerali in exchange for services rendered valued at $0.01 a share or $10,000 pursuant to the terms of a consulting agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services rendered; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the services were rendered, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

On July 5, 2005 the Company authorized the issuance of 1,000,000 shares of common stock to Jody Claman in exchange for cash consideration of $0.01 a share or $10,000 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 22 this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 23rd day of November, 2005.

ASP VENTURES CORP.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

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

10(vi)	*

Debt Settlement Agreement between the Company and Shafiq Nazerali dated September 30, 2003 (incorporated by reference to the Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2003).

10(vii)	*

Debt Settlement Agreement between the Company and Zmax Capital Corp. dated September 30, 2003 (incorporated by reference to the Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2003).

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