Form 10QSB/A
period 2004-06-30
ASP VENTURES CORP
filed 2005-12-15
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of December 12, 2005 was 40,071,815.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to ASP Ventures Corp., a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                                 ASP VENTURES CORP.
                                            (A Development Stage Company)
                                               UNAUDITED BALANCE SHEET
                                                  June 30, 2004
                                                     Restated

                                     ASSETS

Current assets - cash                                                                 $                  198
                                                                                         --------------------

           Total assets                                                               $                  198
                                                                                         ====================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                              $              838,560
   Notes payable                                                                                      10,000
   Related party notes payable                                                                        18,200
                                                                                         --------------------

      Total current liabilities                                                                      866,760
                                                                                         --------------------

Commitments                                                                                                -

Stockholders' deficit:
   Common stock, $.001 par value, 50,000,000 shares
      authorized, 9,102,769 shares issued and outstanding                                              9,102
   Additional paid-in capital                                                                      1,005,830
   Deficit accumulated during the development stage                                              (1,881,494)
                                                                                         --------------------

      Total stockholders' deficit                                                                  (866,562)
                                                                                         --------------------

         Total liabilities and stockholders' deficit                                  $                  198
                                                                                         ====================

                               The accompanying notes are an integral part of these financial statements

                                                                       ASP VENTURES CORP.
                                                                  (A Development Stage Company)
                                                               UNAUDITED STATEMENTS OF OPERATIONS

                                                                          Three Months Ended                        Six Months Ended
                                                                               June 30,                                 June 30,                     Cumulative
                                                                 -------------------------------------    -------------------------------------
                                                                      2004                                      2004                                  Amounts
                                                                    Restated               2003               Restated              2003              Restated
                                                                 ----------------    -----------------    -----------------    ----------------    ---------------

Revenue                                                      $                 -                    -                    -                   -                  -

General and administrative costs                                          32,031               65,615               74,093             100,106          1,285,521

Loss - default judgment                                                  595,973                    -              595,973                   -            595,973
                                                                 ----------------    -----------------    -----------------    ----------------    ---------------

          Loss before income taxes                                     (628,004)             (65,615)            (670,066)           (100,106)        (1,881,494)

Provision for income taxes                                                     -                    -                    -                   -                  -
                                                                 ----------------    -----------------    -----------------    ----------------    ---------------

          Net loss                                           $         (628,004)             (65,615)            (670,066)           (100,106)        (1,881,494)
                                                                 ================    =================    =================    ================    ===============

Loss per common share - basic and diluted                    $            (0.07)               (0.01)               (0.07)              (0.02)
                                                                 ================    =================    =================    ================

Weighted average common shares -
  basic and diluted                                                    9,103,000            5,289,000            9,055,000           4,883,000
                                                                 ================    =================    =================    ================

                               The accompanying notes are an integral part of these financial statements

                                                   ASP VENTURES CORP.
                                             (A Development Stage Company)
                                           UNAUDITED STATEMENTS OF CASH FLOWS

                                                                            Six months ended
                                                                                June 30,                   Cumulative
                                                                    ---------------------------------
                                                                         2004                                Amounts
                                                                       Restated            2003             Restated
                                                                    ---------------    --------------    ----------------
Cash flows from operating activities:
   Net loss                                                     $        (670,066)         (100,106)         (1,881,494)
   Adjustments to reconcile net loss to net cash
      used in operating activities:

         Loss - default judgment                                           595,973                 -             595,973

         Stock compensation expense                                          6,250            11,500             111,597
         Increase in accounts payable

            and accrued expenses                                            56,363            57,944             596,079
                                                                    ---------------    --------------    ----------------

         Net cash used in operating activities                            (11,480)          (30,662)           (577,845)
                                                                    ---------------    --------------    ----------------

Cash flows from investing activities:                                            -                 -                   -
                                                                    ---------------    --------------    ----------------

Cash flows from financing activities:

   Proceeds from notes payable                                                   -                 -             141,843

   Proceeds from related party note payable                                 11,500                 -              18,200

   Issuance of common stock                                                      -            30,000             418,000
                                                                    ---------------    --------------    ----------------

         Net cash provided by financing activities                          11,500            30,000             578,043
                                                                    ---------------    --------------    ----------------

         Net increase (decrease) in cash                                        20             (662)                 198

Cash, beginning of period                                                      178               984                   -
                                                                    ---------------    --------------    ----------------

Cash, end of period                                             $              198               322                 198
                                                                    ===============    ==============    ================

                               The accompanying notes are an integral part of these financial statements

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ending December 31, 2004.

Note 2 — Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

At June 30, 2004 the Company has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to achieving profitable operations and/or obtaining necessary funding from outside sources.

Note 4 — Related Party Transactions

The Company had accounts payable to a company controlled by a director of the Company of $9,167 and $10,526 at June 30, 2004 and 2003 respectively.

The Company incurred consulting fees to an officer of the company of $9,000 and $10,957 during the six months ended June 30, 2004 and 2003, respectively.

The Company incurred consulting fees to a shareholder of $30,000 and $0 during the six months ended June 30, 2004 and 2003, respectively.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Note 5 — Supplemental Cash Flow Information

During the six months ended June 30, 2004:

o The Company issued 250,000 shares of common stock in exchange for consulting services valued at $6,250.

During the six months ended June 30, 2003:

o The Company issued 230,000 shares of common stock for consulting services valued at $11,500.

o	The Company issued 530,954 shares of common stock in exchange for accounts payable and a note payable of $133,634 and $131,843, respectively.

Note 6 – Legal Proceedings

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (“Plaintiffs”) against the Company on February 4, 2004 in the United States District Court, southern District of New York. The claim was for $525,000 plus interest in connection with the Company’s alleged breach of a settlement agreement purportedly made between the Company, Elite Jet, Inc, Gem Global Yield Fund Limited and Turbo International Ltd. in satisfaction of funds loaned by Plaintiffs to Elite Jet, Inc., a non-party to the legal proceedings. Although the Company denied any liability in this action it did not file a defense to the legal proceedings which resulted in a Default Judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,724 with interest accruing at 12% per annum on $525,000.

The Company believes that in the event the Plaintiffs attempt to enforce this judgment through Court proceedings that the Company will ultimately succeed in defending this legal claim.

As of June 30, 2004 principal and interest accrued with respect to the Default Judgment was $595,973.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Note 7 — Restatements

The Company has restated its financial statements for the interim period ended June 30, 2004. The Company is restating the financial statements to accrue amounts owing as a result of a Default Judgment which was obtained against the Company on May 19, 2004.

                                                              June 30,          Adjustment          June 30,
                                                                2004                                  2004
                                                            As Reported                            As Restated
                                                                 $                   $                  $
                                                         ------------------- ------------------ ------------------
                                                         ------------------- ------------------ ------------------
        Balance Sheet
        Accounts payable and accrued expenses                       242,587            595,973            838,560
        Deficit accumulated during the development
        stage                                                   (1,285,521)          (595,973)        (1,881,494)

                                                          Six Month Period                      Six Month Period
                                                               Ended                                  Ended
                                                           June 30, 2004                          June 30, 2004
                                                            As Reported         Adjustment         As Restated
                                                                 $                   $                  $
                                                         ------------------- ------------------ ------------------
                                                         ------------------- ------------------ ------------------
        Income Statement
             Loss - default judgment                                      -            595,973            595,973
        Net loss for the period                                    (74,093)          (595,973)          (670,066)
        Loss per common share - basic                                 (.01)              (.06)              (.07)

                                                            Three Month                            Three Month
                                                            Period Ended                          Period Ended
                                                           June 30, 2004                          June 30, 2004
                                                            As Reported         Adjustment         As Restated
                                                                 $                   $                  $
                                                         ------------------- ------------------ ------------------
                                                         ------------------- ------------------ ------------------
        Income Statement
             Loss - default judgment                                      -            595,973            595,973
        Net loss for the period                                    (32,031)          (595,973)          (628,004)
        Loss per common share - basic                                 (.00)              (.07)              (.07)

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

The following discussion of the Company’s plan of operation should be read in conjunction with the unaudited financial statements, accompanying notes and the other financial information appearing elsewhere in this report. The Company’s fiscal year end is December 31.

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

Liquidity and Capital Resources

As of June 30, 2004, the Company had no significant assets. Management does not believe that the Company has sufficient resources to meet the anticipated needs of the Company’s operations through the calendar year ending December 31, 2004 unless new funding is made available for general working capital. The Company may raise new capital through debt instruments, private placements or the public registration of its securities. However, the Company can offer no assurance that any capital raising efforts will be successful. Should the Company be unsuccessful in any capital raising efforts, management believes that it may need to curtail or cease business operations.

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

The Company had a working capital deficit of $866,562 as of June 30, 2004 and has funded its cash needs from inception through a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2003 included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB/A includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB/A, other than statements of historical fact, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other matters expressed in the Company’s forward-looking statements.

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the acquisition of an operating business; (iii) the ability of the Company to achieve sufficient revenues through an operating business to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2004. Based on this original evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

However, subsequent to the filing of the Company’s quarterly report the chief executive officer and chief financial officer concluded that certain financial information previously disclosed by the Company was inaccurate and warranted a restatement. The determination to restate the Company’s financial statements was reached in connection with the Company’s Form 10-KSB filing for the period ended December 31, 2004 and Form 10-QSB filings for the periods ended June 30, 2004, September 30, 2004, March 31, 2005 and June 30, 2005. The Company’s chief executive officer and chief financial officer determined that a restatement was warranted due to the Company’s prior erroneous treatment of a default judgment obtained against the Company on May 19, 2004 as a contingent liability. Accordingly, the Company has determined that its disclosure controls and procedures for the periods ended June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005 were ineffective and not adequately designed.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2004 and 2003.

(b) Changes in Internal Controls

During the period ended June 30, 2004, there was no change in internal control over financial reporting that materially affected, or was reasonably likely to materially affect the Company’s internal control over financial reporting.

However, subsequent to the filing of the Company’s quarterly report the chief executive officer and chief financial officer concluded that changes will be made to internal controls over financial reporting which may materially affect the Company’s financial reporting. The Company’s chief executive officer and chief financial officer will make proposals to the Company’s board of directors to implement changes to safeguard against future errors in financial disclosure. The proposals include a segregation of the duties of the chief executive officer and the chief financial officer, the appointment of an independent director to the Company’s board of directors and the formation of an audit committee. The Company’s chief executive officer and chief financial officer believes that the segregation of a chief executive officer’s duties from that of a chief financial officer and the formation of an audit committee would cause the Company to better evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures on a constant basis with the intention of discovering any potential misstatements prior to erroneous disclosure.

PART II

ITEM 1. LEGAL PROCEEDINGS

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (“Plaintiffs”) against the Company on February 4, 2004 in the United States District Court, Southern District of New York. The claim was for $525,000 plus interest in connection with the Company’s alleged breech of a settlement agreement purportedly made between the parties as the result of funds loaned to Elite Jet, Inc., a non-party to the action. Although the Company denied any liability in this action it was unable to respond in a timely fashion to the legal proceedings which resulted in a default judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,724.45. The Company continues to deny any liability in this matter and believes that in the event Plaintiffs attempt to enforce this judgment through court proceedings that the Company will ultimately succeed on the merits of its position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 15 this Form 10-QSB/A, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of December, 2005.

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