Form 10QSB/A
period 2004-09-30
ASP VENTURES CORP
filed 2005-12-15
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004 .

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

                                               ASP VENTURES CORP.
                                          (A Development Stage Company)
                                             UNAUDITED BALANCE SHEET
                                               September 30, 2004
                                                    Restated

                                       ASSETS

Current assets:
   Cash                                                                                    $                1,392
   Prepaid expense                                                                                          3,000
                                                                                              --------------------

         Total current assets                                                              $                4,392
                                                                                              ====================

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                                   $              821,648
   Notes payables                                                                                          10,000
   Related party note payable                                                                               5,000
                                                                                              --------------------

      Total current liabilities                                                                           836,648
                                                                                              --------------------

Commitments

Stockholders' deficit:
   Common stock, $.001 par value, 50,000,000 shares
      authorized, 25,102,769 shares issued and outstanding                                                 25,102
   Additional paid-in capital                                                                           1,137,202
   Stock subscription receivable                                                                         (34,000)
   Deficit accumulated during the development stage                                                   (1,960,560)
                                                                                              --------------------

      Total stockholders' deficit                                                                       (832,256)
                                                                                              --------------------

         Total liabilities and stockholders' deficit                                       $                4,392
                                                                                              ====================

                               The accompanying notes are an integral part of these financial statements

                                                                        ASP VENTURES CORP.
                                                                   (A Development Stage Company)
                                                                UNAUDITED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended                       Nine Months Ended
                                                                               September 30,                           September 30,                  Cumulative
                                                                    ------------------------------------    ------------------------------------
                                                                          2004                                    2004                                  Amounts
                                                                        Restated              2003              Restated              2003             Restated
                                                                    ------------------    --------------    ------------------    --------------    ----------------

Revenue                                                         $                   -                 -                     -                 -                   -

General and administrative costs                                               63,358            45,124               137,451           145,230           1,348,879

Loss - default judgment                                                        15,707                 -               611,681                 -             611,681
                                                                    ------------------    --------------    ------------------    --------------    ----------------

          Loss before income taxes                                           (79,065)          (45,124)             (749,132)         (145,230)         (1,960,560)

Provision for income taxes                                                          -                 -                     -                 -                   -
                                                                    ------------------    --------------    ------------------    --------------    ----------------

          Net loss                                              $            (79,065)          (45,124)             (749,132)         (145,230)         (1,960,560)
                                                                    ==================    ==============    ==================    ==============    ================

Loss per common share - basic and diluted                       $              (0.01)             (.01)                (0.08)             (.03)
                                                                    ==================    ==============    ==================    ==============

Weighted average common shares -
  basic and diluted                                                         9,451,000         5,540,000             9,188,000         5,104,000
                                                                    ==================    ==============    ==================    ==============

                               The accompanying notes are an integral part of these financial statements

                                                   ASP VENTURES CORP.
                                              (A Development Stage Company)
                                           UNAUDITED STATEMENTS OF CASH FLOWS

                                                                             Nine months ended
                                                                               September 30,                Cumulative
                                                                     ----------------------------------
                                                                          2004                                Amounts
                                                                        Restated             2003            Restated
                                                                     ---------------    ---------------   ----------------
Cash flows from operating activities:
   Net loss                                                      $        (749,132)          (145,230)        (1,960,560)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Loss - default judgment                                             611,681                  -            611,681
         Stock compensation expense                                           6,250             11,500            111,597
         Increase in prepaid expense                                        (3,000)                  -            (3,000)
         Increase in accounts payable
      and accrued expenses                                                   23,743            102,993            563,459
                                                                     ---------------    ---------------   ----------------

         Net cash used in operating activities                            (110,458)           (30,737)          (676,823)
                                                                     ---------------    ---------------   ----------------

Cash flows from investing activities:                                             -                  -                  -
                                                                     ---------------    ---------------   ----------------

Cash flows from financing activities:
   Proceeds from notes payable                                                    -                  -            141,843
   Increase (decrease) in related party note payable                        (1,700)                  -              5,000
   Issuance of common stock, net                                            113,372             30,000            531,372
                                                                     ---------------    ---------------   ----------------

         Net cash provided by financing activities                          111,672             30,000            678,215
                                                                     ---------------    ---------------   ----------------

         Net increase (decrease) in cash                                      1,214              (737)              1,392

Cash, beginning of period                                                       178                984                  -
                                                                     ---------------    ---------------   ----------------

Cash, end of period                                              $            1,392                247              1,392
                                                                     ===============    ===============   ================

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

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Note 5 — Supplemental Cash Flow Information

During the nine months ended September 30, 2004:

o The Company issued 250,000 shares of common stock in exchange for consulting services valued at $6,250.

o The Company issued 3,400,000 shares of common stock for a stock subscription receivable of $34,000.

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

As of September 30, 2004 principal and interest accrued with respect to the Default Judgment was $611,681.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Note 7 — Restatements

The Company has restated its financial statements for the interim period ended September 30, 2004. The Company is restating the financial statements to accrue amounts owing as a result of a Default Judgment which was obtained against the Company on May 19, 2004.

                                                           September 30,        Adjustment        September 30,
                                                                2004                                  2004
                                                            As Reported                            As Restated
                                                                 $                   $                  $
                                                         ------------------- ------------------ ------------------
                                                         ------------------- ------------------ ------------------
        Balance Sheet
        Accounts payable and accrued expenses                             -            611,681            821,648
        Deficit accumulated during the development
        stage                                                   (1,348,879)          (611,681)        (1,960,560)

                                                                                                   Nine Month
                                                         Nine Month Period                        Period Ended
                                                               Ended                              September 30,
                                                         September 30, 2004                           2004
                                                            As Reported         Adjustment         As Restated
                                                                 $                   $                  $
                                                         ------------------- ------------------ ------------------
                                                         ------------------- ------------------ ------------------
        Income Statement
             Loss - default judgment                                      -            611,681            611,681
        Net loss for the period                                   (137,451)          (611,681)          (749,132)
        Loss per common share - basic                                 (.01)              (.07)              (.08)

                                                                                                   Three Month
                                                            Three Month                           Period Ended
                                                            Period Ended                          September 30,
                                                         September 30, 2004                           2004
                                                            As Reported         Adjustment         As Restated
                                                                 $                   $                  $
                                                         ------------------- ------------------ ------------------
                                                         ------------------- ------------------ ------------------
        Income Statement
             Loss - default judgment                                      -             15,707             15,707
        Net loss for the period                                    (63,358)           (15,707)           (79,065)
        Loss per common share - basic                                 (.01)              (.00)              (.01)

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

The Company had a working capital deficit of $832,256 as of September 30, 2004 and has funded its cash needs from inception through a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2003 included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB/A includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB/A, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other matters expressed in the Company’s forward-looking statements.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2004. Based on this original evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2004 and 2003.

(b) Changes in Internal Controls

During the period ended September 30, 2004, there was no change in internal control over financial reporting that materially affected, or was reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On September 28, 2004 the Company authorized the issuance of 1,000,000 shares of common stock to Gustov Boehm in exchange for cash consideration of $0.01 a share or $10,000 pursuant to the terms of a stock subscription agreement. The Company subsequently cancelled 500,000 shares and accepted payment for 500,000 shares on the same terms and conditions. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). No sales commissions were paid in connection with this transaction

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

On September 28, 2004 the Company authorized the issuance of 1,000,000 shares of common stock to Norrdin H. Hirji in exchange for cash consideration of $0.01 a share or $10,000 pursuant to the terms of a stock subscription agreement. The Company subsequently cancelled 900,000 shares and accepted payment for 100,000 shares on the same terms and conditions. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 16 this Form 10-QSB/A, and are incorporated herein by this reference.

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