Form 10KSB/A
period 2004-12-31
ASP VENTURES CORP
filed 2005-12-15
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

Commission file number: 000-28589

ASP VENTURES CORP.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0203918 (IRS Employer Identification Number)

1066 West Hastings Street, Suite 2610 Vancouver, British Columbia, Canada V6E 3X2
(Address of Principal Executive Office)          (Postal Code)

(604) 602-1717
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)	Name of each Exchange on Which Registered None

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

Yes     X              No

The registrant's net sales for the year ended December 31, 2004, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $296,613 based on the average closing bid and asked prices for the common stock on December 12, 2005.

On December 12, 2005, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 40,071,815.

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

Selection of a Business.

Since the Company has no current business, its plan of operation is to seek one or more suitable business combinations or acquisitions to create value for its shareholders. Management has adopted a conservative policy of seeking opportunities that they consider to be of exceptional quality, and to accept that the Company may have to wait longer, as a result of that policy, before consummating any transactions to create value for the Company’s shareholders. Management recognizes that the higher the standards it imposes upon itself, the greater may be its competitive disadvantages with other acquiring interests or entities.

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

Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur further risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

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

As part of the Company’s investigation, officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

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

Employees

The Company is a development stage company and currently has no employees. The Company’s executive officers devote as much time to the affairs of the Company as they deem appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

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

ITEM 2. DESCRIPTION OF PROPERTY
The Company currently maintains limited office space on a month-to-month basis at a cost of $2,000 per month. The address of the Company office is 1066 West Hastings Street Suite 2610, Vancouver, British Columbia, Canada V6E 3X2. The Company does not believe that it will need to obtain additional office space at any time in the foreseeable future until the Company has acquired a suitable business opportunity.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

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
                      --------------- --------------------------- ----------------- ----------------
                      YEAR            QUARTER ENDING              HIGH              LOW
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                      2004                   December 31          $0.02             $0.01
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                            September 30,         $0.01             $0.01
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               June 30            $0.03             $0.01
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               March 31           $0.03             $0.02
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                      2003                   December 31          $0.06             $0.02
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                             September 30         $0.29             $0.04
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               June 30            $0.38             $0.04
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               March 31           $0.05             $0.03
                      --------------- --------------------------- ----------------- ----------------

Unregistered Sales of Equity Securities

On December 21, 2004 the Company authorized the issuance of 500,000 shares of common stock to Noordin Abdulla in exchange for cash consideration of $0.01 a share or $5,000 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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

On December 22, 2004 the Company authorized the issuance of 625,000 shares of common stock to Francois Struye de Swielande in exchange for cash consideration of $0.01 a share or $6,250 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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

On December 22, 2004 the Company authorized the issuance of 625,000 shares of common stock to Jean Struye de Swielande in exchange for cash consideration of $0.01 a share or $6,250 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. entity with an address in a foreign country.

On December 22, 2004 the Company authorized the issuance of 625,000 shares of common stock to Philippe Meillard in exchange for cash consideration of $0.01 a share or $6,250 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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

On December 29, 2004 the Company authorized the issuance of 2,000,000 shares of common stock to SG Private Banking (Suisse) SA in exchange for cash consideration of $0.01 a share or $20,000 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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

Record Holders

As of December 12, 2005, there were approximately 34 shareholders of record holding a total of 40,071,815 shares of common stock. The sole member of the board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company’s outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

The following discussion of the Company’s plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. The Company’s fiscal year end is December 31.

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

Results of Operations

During the twelve month period ended December 31, 2004, the Company sought to identify a prospective business acquisition opportunity and completed a private placement of the Company’s common stock in order to fund operations.

The Company does not expect to receive revenues within the next twelve months of operation as it remains in the process of identifying a favorable business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to these uncertainties, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended. Since the Company does not anticipate generating any revenues in the near term it will continue to operate at a loss.

Net Loss

For the period from May 15, 1998 until December 31, 2004, the Company recorded an operating loss of $1,974,827. The Company’s operating loss is attributable to general and administrative expenses. The general and administrative expenses include accounting costs, legal expenses, consulting fees, management fees and the costs associated with the preparation of disclosure documentation in accord with the requirements of the Exchange Act of 1934, as amended. The Company did not generate any revenues during this period.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from May 15, 1998 to December 31, 2004.

Capital Resources and Liquidity

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. Net stockholders deficit in the Company was $808,473 at December 31, 2004.

The Company had current assets of $2,089 and total assets of $2,089 as of the twelve month period ended December 31, 2004. These assets consisted of cash on hand of $2,089. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company’s operations through at least the calendar year ending December 31, 2005 although there can be no assurance to that effect, as the Company has no revenues and its need for capital may change dramatically in the event a business opportunity is identified and acquired.

During the year ended December 31, 2004, the Company raised $151,422 in capital through a private equity placement of 18,475,000 shares of the Company’s common stock at a price of $0.01 per share. The proceeds of the private equity placement were used to satisfy ongoing operational requirements. Subsequent to December 31, 2004, the Company has raised additional equity capital in the amount of $16,750 through the private placement of 1,675,000 shares of the Company’s common stock at a price of $0.01 per share.

On April 6, 2004, the Company adopted the 2004 Benefit Plan of ASP Ventures Corp. pursuant to which the Company may issue up to 3,000,000 shares of its common stock through stock issuances, or the grant of stock options to acquire the Company’s common stock, to employees, consultants or advisors, who contribute to the success of the Company provided that bona fide services are rendered to the Company and that such services are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the Company’s Benefit Plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The 2004 Benefit Plan was registered under Form S-8 with the Securities and Exchange Commission on April 23, 2004. To date the Company has not issued any shares or granted any stock options under the 2004 Benefit Plan.

The Company has no current plans for the purchase or sale of any plant or equipment.
The Company has no current plans to make any changes in the number of employees.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors. Critical Accounting Policies In Note 1 to the audited consolidated financial statements for the years ended December 31, 2004 and 2003 included in this Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

                                                                                                                          11

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for periods beginning after June 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements. The Company estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its financial statements.

In March 2004, the FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. Management believes that the adoption of EITF 03-1 will not have a material impact on the Company’s financial condition or results of operations.

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003.

Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company’s results of operations or financial condition In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.

Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As WWA Group does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company’s consolidated financial statements.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

                                                                                                                              12

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-KSB/A includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-KSB/A, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company.

 These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause its actual results to differ materially from the anticipated results or other matters expressed in the Company’s forward-looking statements.

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the Company’s business prospects; (iii) the ability of the Company to achieve and maintain sufficient revenues to fund operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,974,927 as of December 31, 2004. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from a suitable business opportunity; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS
The Company’s financial statements for the fiscal year ended December 31, 2004, are attached hereto as F-1 through F-12.

                                                                                                                                    13

ASP VENTURES CORP.
(A Development Stage Company)
Years Ended December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholdersof
ASP Ventures Corp.

We have audited the accompanying balance sheets of ASP Ventures Corp. (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).

Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASP Ventures Corp. (a development stage company), as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, an error resulting in an understatement of previously reported accounts payable and accrued expenses and an understatement of net loss, was discovered by management of the Company. Accordingly, the 2004 financial statements have been restated to correct the error.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JONES SIMKINS, P.C.

Logan, Utah

March	8, 2005, except for Notes 6, 10 and 11, which are dated December 7, 2005

                                                                                                                                  F-2

                                                   ASP VENTURES CORP.
                                              (A Development Stage Company)
                                                     BALANCE SHEETS
                                               December 31, 2004 and 2003

                                                                                        2004
                                 ASSETS                                               Restated              2003
                                                                                  -----------------   -----------------

Current assets:
  Cash                                                                         $             2,089                 178
                                                                                  -----------------   -----------------

     Total current assets                                                      $             2,089                 178
                                                                                  =================   =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                        $           698,700             157,253
  Related party payables                                                                   101,862              35,671
  Notes payable                                                                             10,000              10,000
                                                                                  -----------------   -----------------

     Total current liabilities                                                             810,562             202,924
                                                                                  -----------------   -----------------

Stockholders' deficit:
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 27,577,769 and 8,852,769 shares issued

      and outstanding, respectively                                                         27,577               8,852
    Additional paid-in capital                                                           1,158,777             999,830

    Stock subscription receivable                                                         (20,000)                   -
    Deficit accumulated during the development stage                                   (1,974,827)         (1,211,428)
                                                                                  -----------------   -----------------

     Total stockholders' deficit                                                         (808,473)           (202,746)
                                                                                  -----------------   -----------------

     Total liabilities and stockholders' deficit                               $             2,089                 178
                                                                                  =================   =================

                                            See accompanying notes to financial statements

                                                     ASP VENTURES CORP.

                                              (A Development Stage Company)

                                                STATEMENTS OF OPERATIONS

                                         Years Ended December 31, 2004 and 2003

                                                                                                            Cumulative
                                                                    2004                                     Amounts
                                                                  Restated               2003                Restated
                                                              -----------------    ------------------    -----------------

Revenue                                                   $                  -                     -                    -

General and administrative costs                                       178,262               179,053            1,389,690

Gain on forgiveness of debt                                           (42,250)                     -             (42,250)

Loss - default judgment                                                627,387                     -              627,387
                                                              -----------------    ------------------    -----------------

               Loss before income taxes                              (763,399)             (179,053)          (1,974,827)

Provision for income taxes                                                   -                     -                    -
                                                              -----------------    ------------------    -----------------

               Net loss                                   $          (763,399)             (179,053)          (1,974,827)
                                                              =================    ==================    =================

Loss per common share - basic and diluted                 $             (0.06)                 (.03)
                                                              =================    ==================

Weighted average common shares -
   basic and diluted                                                12,799,000             6,038,000
                                                              =================    ==================

                                            See accompanying notes to financial statements

                                                                       ASP VENTURES CORP.
                                                                 (A Developmental Stage Company)
                                                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                      May 15, 1998 (Date of Inception) to December 31, 2004
                                                                                                                                   Deficit
                                                                                                                                 Accumulated
                                                                                                                                 During the
                                                                                          Additional            Stock            Development
                                                            Common Stock                   Paid-in          Subscription            Stage               Total
                                                  ---------------------------------
                                                     Shares             Amount             Capital           Receivable           Restated            Restated
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at May 15, 1998 (date of inception)           1,000,000   $          1,000   $           4,000  $     -            $           (5,000)  $               -

Net loss                                                      -                  -                   -                  -              (2,500)            (2,500)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 1998                          1,000,000              1,000               4,000                  -              (7,500)            (2,500)

Issuance of common stock in private placement         2,000,000              2,000             386,000                  -        -                        388,000

Net loss                                                      -                  -                   -                  -            (440,366)          (440,366)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 1999                          3,000,000              3,000             390,000                  -            (447,866)           (54,866)

Issuance of common stock for consulting fees            150,000                150              74,850                  -        -                         75,000

Net loss                                                      -                  -                   -                  -            (299,830)          (299,830)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 2000                          3,150,000              3,150             464,850                  -            (747,696)          (279,696)

Net loss                                                      -                  -                   -                  -            (132,172)          (132,172)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 2001                          3,150,000              3,150             464,850                  -            (879,868)          (411,868)

Issuance of common stock for:
 Consulting fees                                        266,937                267              13,580                  -                    -             13,847
 Accounts payable                                     1,061,878              1,062             152,546                  -                    -            153,608

Net loss                                                      -                  -                   -                  -            (152,507)          (152,507)

Balance at December 31, 2002                          4,478,815              4,479             630,976                  -          (1,032,375)          (396,920)

                                                                       ASP VENTURES CORP.
                                                                 (A Developmental Stage Company)
                                                         STATEMENTS OF STOCKHOLDERS' DEFICIT (continued)
                                                      May 15, 1998 (Date of Inception) to December 31, 2004
                                                                                                                                   Deficit
                                                                                                                                 Accumulated
                                                                                                                                 During the
                                                                                          Additional            Stock            Development
                                                            Common Stock                   Paid-in          Subscription            Stage               Total
                                                     Shares             Amount             Capital           Receivable           Restated            Restated
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 2002                          4,478,815              4,479             630,976                  -          (1,032,375)          (396,920)

Issuance of common stock for:
 Consulting fees                                        230,000                230              11,270                  -                    -             11,500
 Cash                                                   300,000                300              29,700                  -                    -             30,000
 Accounts payable and notes payable                   3,843,954              3,843             327,884                  -                    -            331,727

Net loss                                                      -                  -                   -                  -            (179,053)          (179,053)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 2003                          8,852,769              8,852             999,830                  -          (1,211,428)          (202,746)

Issuance of common stock for:
 Services                                               250,000                250               6,000                  -                    -              6,250
 Cash                                                16,475,000             16,475             148,275                  -                    -            164,750
 Stock subscription receivable                        2,000,000              2,000              18,000           (20,000)                    -                  -
 Offering costs                                               -                  -            (13,328)                  -                    -           (13,328)

Net loss                                                      -                  -                   -                  -            (763,399)          (763,399)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 2004                         27,577,769  $          27,577  $        1,158,777  $        (20,000)  $       (1,974,827)  $       (808,473)
                                                  ==============     ==============     ===============     ==============     ================     ==============

                                            See accompanying notes to financial statements

                                                    ASP VENTURES CORP.
                                               (A Development Stage Company)
                                                 STATEMENTS OF CASH FLOWS
                                          Years Ended December 31, 2004 and 2003

                                                                                                              Cumulative
                                                                        2004                                   Amounts
                                                                      Restated              2003               Restated
                                                                   ----------------    ----------------    -----------------
Cash flows from operating activities:
  Net loss                                                     $         (763,399)           (179,053)          (1,974,827)
  Adjustments to reconcile net loss to net cash
 used in operating activities:
      Loss - default judgment                                              627,387                   -              627,387
      Gain on forgiveness of debt                                         (42,250)                   -             (42,250)
      Stock compensation expense                                             6,250              11,500              111,597
      Increase (decrease) in:
         Accounts payable and accrued expenses                            (43,690)             101,076              467,055
         Related party accounts payable                                     67,891              28,971               96,862
                                                                   ----------------    ----------------    -----------------

    Net cash used in operating activities                                (147,811)            (37,506)            (714,176)
                                                                   ----------------    ----------------    -----------------

Cash flows from investing activities:                                            -                   -                    -
                                                                   ----------------    ----------------    -----------------

Cash flows from financing activities:
  Proceeds from notes payable                                                    -                   -              141,843
  Increase (decrease) in related party note payable                        (1,700)               6,700                5,000
  Issuance of common stock                                                 151,422              30,000              569,422
                                                                   ----------------    ----------------    -----------------

    Net cash provided by financing activities                              149,722              36,700              716,265
                                                                   ----------------    ----------------    -----------------

    Net increase (decrease) in cash                                          1,911               (806)                2,089

Cash, beginning of period                                                      178                 984                    -
                                                                   ----------------    ----------------    -----------------

Cash, end of period                                            $             2,089                 178                2,089
                                                                   ================    ================    =================

                                            See accompanying notes to financial statements

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

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
The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2004 and 2003.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

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

Reclassification

The restated 2004 financial statements include a reclassification of a “gain from forgiveness of debt” from an “extraordinary item” to a separate line item in operations. This reclassification had no effect on the net loss or loss per share.
Certain amounts in the financial statements for 2003 have been reclassified to conform with the current year presentation.

Note 2 — Going Concern

As of December 31, 2004, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

Note 3 – Note Payable

The note payable is due to a financing company and bears interest at 6% and is due on demand. Accrued interest on the note was $600 and $600 at December 31, 2004 and 2003, respectively. The accrued interest is included with accrued expenses on the balance sheet.

Note 4 – Related Party Payables

Related party payables consist of the following:
                                                                         2004              2003
     Unsecured note payable to a shareholder bearing
     interest at 7.5% and due on demand.                          $        5,000            6,700

     Unsecured payables to officers with no specific
     terms and due on demand.                                             96,862           28,971

                                                                  $      101,862           35,671

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

Note 5 – Related Party Transactions

The Company incurred management and consulting fees to officers and directors of the Company of approximately $27,000 and $16,000 during the years ended December 31, 2004 and 2003, respectively.
The Company incurred consulting fees to a shareholder of approximately $60,000 and $60,000 during the years ended December 31, 2004 and 2003, respectively.

Note 6 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:
                                                              Year Ended
                                                             December 31,                  Cumulative
                                                        2004                                 Amounts
                                                      Restated           2003               Restated

Income tax benefit at statutory rate        $         (262,000)          (61,000)           (671,000)
Change in valuation allowance                          262,000            61,000             671,000

                                            $            -                 -                   -

Deferred tax assets are as follows at December 31:

                                                     2004
                                                      Restated           2003

Net operating loss carryforwards            $          671,000           409,000
Valuation allowance                                   (671,000)         (409,000)

                                            $            -                     -
The Company has net operating loss carryforwards of approximately $1,347,000, which begin to expire in the year 2013. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

Note 7 – Supplemental Cash Flow Information

During the year ended December 31, 2004:
o The Company issued 250,000 shares of common stock in exchange for consulting services valued at $6,250.
o The Company issued 2,000,000 shares of common stock for a stock subscription receivable of $20,000.
During the year ended December 31, 2003:
o	The Company issued 530,954 shares of common stock in exchange for accounts payable and a note payable of $133,634 and $131,843, respectively.

o The Company issued 3,313,000 shares of common stock in exchange for accounts payable of $66,250.
Actual amounts paid for interest and income taxes for the years ended December 31 are as follows:
                                                                          2004              2003

           Interest                                                  $     1,323          2,291

           Income taxes                                              $      -                 -

Note 8 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 9 – Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for periods beginning after June 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements. The Company estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its financial statements.

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

Note 10 – Legal Proceedings

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
As of December 31, 2004 principal and interest accrued with respect to the Default Judgment was $627,387.

Note 11- Restatements

The Company has restated its financial statements for the year ended December 31, 2004. The Company is restating the financial statements to accrue amounts owing as a result of a Default Judgment which was obtained against the Company on May 19, 2004 (See note 10).
                                                            December 31,        Adjustment        December 31,
                                                                2004                                  2004
                                                            As Reported                            As Restated
                                                                 $                   $                  $
                                                         ------------------- ------------------ ------------------
                                                         ------------------- ------------------ ------------------
        Balance Sheet
        Accounts payable and accrued expenses                        71,313            627,387            698,700
        Deficit accumulated during the development
        stage                                                   (1,347,440)          (627,387)        (1,974,827)

                                                             Year Ended                            Year Ended
                                                            December 31,                          December 31,
                                                                2004                                  2004
                                                            As Reported         Adjustment         As Restated
                                                                 $                   $                  $
                                                         ------------------- ------------------ ------------------
                                                         ------------------- ------------------ ------------------
        Income Statement
             Loss - default judgment                                      -            627,387            627,387
        Net loss for the year                                     (136,012)          (627,387)          (763,399)
        Loss per common share - basic                                 (.01)              (.05)              (.06)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company has had no changes in or disagreements with its accountants as to accounting or financial disclosure over the two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES
The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2004. Based on this original evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

However, subsequent to the filing of the Company’s annual report the chief executive officer and chief financial officer concluded that certain financial information previously disclosed by the Company was inaccurate and warranted a restatement. The determination to restate the Company’s financial statements was reached in connection with the Company’s Form 10-KSB filing for the period ended December 31, 2004 and Form 10-QSB filings for the periods ended June 30, 2004, September 30, 2004, March 31, 2005 and June 30, 2005. The Company’s chief executive officer and chief financial officer determined that a restatement was warranted due to the Company’s prior erroneous treatment of a default judgment obtained against the Company on May 19, 2004 as a contingent liability. Accordingly, the Company has determined that its disclosure controls and procedures for the periods ended June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005 were ineffective and not adequately designed.
The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the periods ended December 31, 2004 and 2003.

(b) Changes in Internal Controls

During the period ended December 31, 2004, there was no change in internal control over financial reporting that materially affected, or was reasonably likely to materially affect the Company’s internal control over financial reporting.

However, subsequent to the filing of the Company’s annual report the chief executive officer and chief financial officer concluded that changes will be made to internal controls over financial reporting which may materially affect the Company’s financial reporting. The Company’s chief executive officer and chief financial officer will make proposals to the Company’s board of directors to implement changes to safeguard against future errors in financial disclosure. The proposals include a segregation of the duties of the chief executive officer and the chief financial officer, the appointment of an independent director to the Company’s board of directors and the formation of an audit committee.

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

ITEM 8B OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Name                                Age                       Position(s) and Office(s)

Nora Coccaro                        48                        Chief Executive Officer, Chief Financial Officer, Principal Accounting
                                                              Officer and Director

Ross Wilmot                         61                        Former Chief Executive Officer, Chief Financial Officer, Principal
                                                              Accounting Officer and Director
Nora Coccaro was appointed to the Company’s Board of Directors on November 22, 2005 and serves as the Company’s chief executive officer, chief financial officer, and principal accounting officer. Ms. Coccaro will serve as a director until the next annual meeting of the Company’s shareholders or until such time as a successor is elected and qualified. Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro currently also serves as an officer and director of Sona Development Corp. an OTC: BB quoted company without current operations, from January 2000 to present and as a director of Solar Energy Limited an OTC: BB quoted company involved in the development of alternative energy sources.

Ms. Coccaro has served as an officer and director of OpenLimit, Inc., an OTC: BB quoted company involved in credit card encryption technology, from February 2000 to January 2004, as a director of Americana Gold & Diamond Holdings, Inc. an OTC: BB quoted company without current operations, from 1998 until May 1999 and as an officer and director of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil from 1997 until 1999. The Company has not entered into any related party transactions with Ms. Coccaro and has not entered into any employment agreement in connection with Ms. Coccaro’s appointment as director, chief executive officer, chief financial officer and principal accounting officer.

Ross Wilmot was appointed to the Company’s board of directors in January of 1999, and served as a Company director, chief executive officer, chief financial officer, and principal accounting officer during period covered by this 10-KSB/A. Mr. Wilmot resigned on November 22, 2005 as director, chief executive officer, chief financial officer, and principal accounting officer of the Company.
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

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB/A. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of a certain individual who during the period ended December 31, 2004 was a director, officer, or beneficial owner of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.
Ross Wilmot failed to file a Form 3 or Form 5 despite being the chief executive officer, chief financial officer and sole director of the Company.
Shafiq Nazerali failed to file a Form 3 or Form 5 despite owning in excess of 10% of the Company’s issued and outstanding common stock.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2004, 2003, and 2002. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s current and past officers over the past three years.
                                                      SUMMARY COMPENSATION TABLE

---------------------------------- ------------------------------------ ------------------------------------------------------
                                           Annual Compensation                         Long Term Compensation
                                   ------------------------------------ ------------------------------------------------------
                                                                        -------------------------- ---------------------------
                                                                                 Awards                     Payouts
----------------------------------------------------------------------- -------------------------- ---------------------------
-------------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
                                                                        Restricted    Securities
Name and Principal                                      Other Annual       Stock      Underlying   LTIP          All Other
Position                    Year    Salary     Bonus    Compensation     Award(s)      Options      payouts    Compensation
                                      ($)       ($)          ($)            ($)        SARs(#)        ($)           ($)
-------------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
-------------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
Nora Coccaro, CEO, CFO,      2004      -         -            -              -            -            -             -
Principal Accounting         2003      -         -            -              -            -            -             -
Officer,                     2002      -         -            -              -            -            -             -
Director
-------------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
-------------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
Ross Wilmot,                 2004   9,000*       -            -              -            -            -             -
Chief Executive Officer,     2003   16,307*      -            -              -            -            -             -
Chief Financial Officer      2002   9,471*       -            -              -            -            -             -
Director**

-------------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
* Ross Wilmot invoices the Company through his own management company, Cedarwoods Group for services rendered by him to the Company. **Former CEO,CFO and director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information concerning the ownership of the Company’s common stock as of December 12, 2005, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 12, 2005, there were 40,071,815 shares of common stock issued and outstanding.
------------------------------------------------------------------------------------------------------------------
 Title of Class          Name and Address           Nature of Ownership    Number of Shares       % of Class
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
     Common      Nora Coccaro, CEO, CFO,                   Legal                  0                   0
                 principal accounting officer and
                 director
                 2610 - 1066 West Hastings Street
                 Vancouver, British Columbia,
                 Canada
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
     Common      Ross Wilmot, former chief
                 executive officer, chief
                 financial officer, principal
                 accounting officer and  director                                       0             0
                 2610 - 1066 West Hastings Street          Legal
                 Vancouver, British Columbia,
                 Canada
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
     Common      Shafiq Nazerali                           Legal              10,410,462             26.0
                 2610 - 1066 West Hastings Street
                 Vancouver, British Columbia,
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

On January 1, 1998, the Company entered into a consulting agreement with Cedarwoods Group, a consulting company owned by Mr. Wilmot. The agreement had an initial term of one year and automatically renews unless cancelled by either party on 30 days notice. Under the terms of the agreement, Mr. Wilmot provides consulting services as required for which he is compensated at the rate of $40 per hour for services rendered.

ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 22 of this Form 10-KSB/A, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2004 and 2003. The aggregate fees billed by Jones Simkins, P.C. for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements for 2004 was $5,000 and for the 2003 audit was $10,158.

Audit Related Fees

Jones Simkins, P.C. billed to the Company no fees in each of 2004 and 2003 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to the Company fees of $600 in 2004 and $ 1,275 in 2003 for professional services rendered in connection with the preparation of the Company's tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to the Company no fees in each of 2004 and 2003 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Jones Simkins, P.C. as detailed above, were pre-approved by the Company’s board of directors. Jones Simkins, P.C. performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of December 2005.

      ASP Ventures Corp.

      /s/ Nora Coccaro

Nora Coccaro

      Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.
---------------------------------------- ---------------------------------------------- ----------------------------
Signature                                Title                                          Date
---------------------------------------- ---------------------------------------------- ----------------------------
---------------------------------------- ---------------------------------------------- ----------------------------

/s/ Nora Coccaro
Nora Coccaro                                               Director                          December 12, 2005
---------------------------------------- ---------------------------------------------- ----------------------------

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