Form 10QSB/A
period 2005-03-31
ASP VENTURES CORP
filed 2005-12-15
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005 .

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

                                                  ASP VENTURES CORP.
                                            (A Development Stage Company)
                                          UNAUDITED CONDENSED BALANCE SHEET
                                                    March 31, 2005
                                                       Restated

                                          ASSETS

Current assets:
  Cash                                                                                         $                 5,999
  Prepaid expense                                                                                                4,813
                                                                                                  ---------------------

          Total current assets                                                                 $                10,812
                                                                                                  =====================

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                                       $               723,157
   Related party payables                                                                                      112,500
   Notes payable                                                                                                10,000
                                                                                                  ---------------------

      Total current liabilities                                                                                845,657
                                                                                                  ---------------------

Commitments

Stockholders' deficit:
   Common stock, $.001 par value, 50,000,000 shares
      authorized, 29,952,769 shares issued and outstanding                                                      29,953
   Additional paid-in capital                                                                                1,180,151
   Stock subscription receivable                                                                              (12,500)
   Deficit accumulated during the development stage                                                        (2,032,449)
                                                                                                  ---------------------

      Total stockholders' deficit                                                                            (834,845)
                                                                                                  ---------------------

          Total liabilities and stockholders' deficit                                          $                10,812
                                                                                                  =====================

                               The accompanying notes are an integral part of these financial statements

                                                   ASP VENTURES CORP.
                                               (A Development Stage Company)
                                       UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                         Three Months Ended
                                                                              March 31                      Cumulative
                                                                -------------------------------------
                                                                     2005                                    Amounts
                                                                   Restated               2004               Restated
                                                                ----------------    -----------------    ----------------

Revenue                                                     $                 -                    -                    -

General and administrative costs                                         42,260               42,062            1,431,950

Gain on forgiveness of debt                                                   -                   -              (42,250)

Loss - default judgment                                                  15,362                   -               642,749
                                                                ----------------    -----------------    ----------------

          Loss before income taxes                                     (57,622)            (42,062)           (2,032,449)

Provision for income taxes                                                    -                    -                    -
                                                                ----------------    -----------------    ----------------

          Net loss                                          $          (57,622)            (42,062)           (2,032,449)
                                                                ================    =================    ================

Loss per common share - basic and diluted                   $             (.00)                (.00)
                                                                ================    =================

Weighted average common shares -
  basic and diluted                                                  29,447,000            9,007,000
                                                                ================    =================

                               The accompanying notes are an integral part of these financial statements

                                                  ASP VENTURES CORP.
                                            (A Development Stage Company)
                                     UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Three months ended
                                                                               March 31                  Cumulative
                                                                     ------------------------------
                                                                         2005                              Amounts
                                                                       Restated           2004            Restated
                                                                     -------------    -------------    ----------------
Cash flows from operating activities:
   Net loss                                                      $       (57,622)         (42,062)         (2,032,449)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
  Loss - default judgment                                                  15,362                -             642,749
  Gain on forgiveness of debt                                                   -                -            (42,250)
  Stock compensation expense                                                    -            6,250             111,597
  Increase in:
    Prepaid expense                                                       (4,813)                -             (4,813)
  Increase (decrease) in:
    Accounts payable and accrued expenses                                   9,095           29,183             476,150
    Related party payables                                                 10,638                -             107,500
                                                                     -------------    -------------    ----------------

    Net cash used in operating activities                                (27,340)          (6,629)           (741,516)
                                                                     -------------    -------------    ----------------

Cash flows from investing activities:                                           -                -                   -
                                                                     -------------    -------------    ----------------

Cash flows from financing activities:
   Proceeds from notes payable                                                  -                -             141,843
   Proceeds from related party notes payable                                    -            6,500               5,000
   Issuance of common stock                                                11,250                -             580,672
   Collection of stock subscription receivable                             20,000                -              20,000
                                                                     -------------    -------------    ----------------

    Net cash provided by financing activities                              31,250            6,500             747,515
                                                                     -------------    -------------    ----------------

    Net increase (decrease) in cash                                         3,910            (129)               5,999

Cash, beginning of period                                                   2,089              178                   -
                                                                     -------------    -------------    ----------------

Cash, end of period                                              $          5,999               49               5,999
                                                                     =============    =============    ================

                               The accompanying notes are an integral part of these financial statements

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ending December 31, 2005.

Note 2 — Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

At March 31, 2005 the Company has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to achieving profitable operations and/or obtaining necessary funding from outside sources.

Note 4 — Related Party Payables

Related party payables consist of the following:

     Unsecured note payable to a shareholder
     bearing interest at 7.5% and due on demand                            $       5,000

     Unsecured payables to officers with no
     specific terms and due on demand                                            107,500

                                                                           $     112,500

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

Note 5 — Related Party Transactions

The Company incurred consulting fees to an officer and director of the company of $4,500 during the three months ended March 31, 2005 and 2004, respectively.

The Company incurred management fees to a shareholder of $15,000 during the three months ended March 31, 2005 and 2004, respectively.

Note 6 — Supplemental Cash Flow Information

During the three months ended March 31, 2005, the Company issued 1,250,000 shares of common stock for a stock subscription receivable of $12,500.

During the three months ended March 31, 2004, the Company issued 250,000 shares of common stock in exchange for consulting services valued at $6,250.

Note 7 – Legal Proceedings

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

As of March 31, 2005 principal and interest accrued with respect to the Default Judgment was $642,749.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

Note 8 — Restatements

The Company has restated its financial statements for the interim period ended March 31, 2005. The Company is restating the financial statements to accrue amounts owing as a result of a Default Judgment which was obtained against the Company on May 19, 2004.

                                                             March 31,          Adjustment          March 31,
                                                                2005                                  2005
                                                            As Reported                            As Restated
                                                                 $                   $                  $
                                                         ------------------- ------------------ ------------------
                                                         ------------------- ------------------ ------------------
        Balance Sheet
        Accounts payable and accrued expenses                        80,408            642,749            723,157
        Deficit accumulated during the development
        stage                                                   (1,389,700)          (642,749)        (2,032,449)

                                                            Three Month                            Three Month
                                                            Period Ended                          Period Ended
                                                             March 31,                              March 31,
                                                                2005                                  2005
                                                            As Reported         Adjustment         As Restated
                                                                 $                   $                  $
                                                         ------------------- ------------------ ------------------
                                                         ------------------- ------------------ ------------------
        Income Statement
             Loss - default judgment                                      -             15,362             15,362
        Net loss for the period                                    (42,260)           (15,362)           (57,622)
        Loss per common share - basic                                 (.00)              (.00)              (.00)

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

Liquidity and Capital Resources

As of March 31, 2005, the Company had no significant assets. Management does not believe that the Company has sufficient resources to meet the anticipated needs of the Company’s operations through the calendar year ending December 31, 2005 unless new funding is made available for general working capital. The Company may raise new capital through debt instruments, private placements or the public registration of its securities. However, the Company can offer no assurance that any capital raising efforts will be successful. Should the Company be unsuccessful in any capital raising efforts, management believes that it may need to curtail or cease business operations.

The Company adopted The 2004 Benefit Plan of ASP Ventures Corp. on April 6, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company’s common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s stock. The 2004 Benefit Plan of ASP Ventures Corp. has been registered with the Securities and Exchange Commission pursuant to Form S-8. The Company has neither issued shares nor granted options pursuant to this benefit plan as of the period ended March 31, 2005.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to engage any employees.

The Company had a working capital deficit of $834,845 as of March 31, 2005 and has funded its cash needs from inception through a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2004 included in the Company’ Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $1,974,827 as of December 31, 2004. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2005. Based on this original evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2005 and 2004.

(b) Changes in Internal Controls

During the period ended March 31, 2005, there was no change in internal control over financial reporting that materially affected, or was reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES

On January 24, 2005 the Company authorized the issuance of 625,000 shares of common stock to Francois Struye de Swielande in exchange for cash consideration of $0.01 a share or $6,250 pursuant to the terms of a stock subscription agreement. As of the date of this filing, the amount of $6,500 remains as a stock subscription receivable. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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

On January 24, 2005 the Company authorized the issuance of 625,000 shares of common stock to Philippe Meillard in exchange for cash consideration of $0.01 a share or $6,250 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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