Form 10QSB/A
period 2005-06-30
ASP VENTURES CORP
filed 2005-12-15
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005 .

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

                                                 ASP VENTURES CORP.
                                            (A Development Stage Company)
                                          UNAUDITED CONDENSED BALANCE SHEET
                                                    June 30, 2005
                                                      Restated

                                         ASSETS

Current assets:
  Cash                                                                                        $                 4,036
  Prepaid expense                                                                                               1,500
                                                                                                 ---------------------

          Total current assets                                                                $                 5,536
                                                                                                 =====================

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                                      $               718,433
   Related party payables                                                                                     114,500
                                                                                                 ---------------------

      Total current liabilities                                                                               832,933
                                                                                                 ---------------------

Commitments

Stockholders' deficit:
   Common stock, $.001 par value, 50,000,000 shares
      authorized, 34,202,769 shares issued and outstanding                                                     34,203
   Additional paid-in capital                                                                               1,218,401
   Deficit accumulated during the development stage                                                       (2,080,001)
                                                                                                 ---------------------

      Total stockholders' deficit                                                                           (827,397)
                                                                                                 ---------------------

          Total liabilities and stockholders' deficit                                         $                 5,536
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

                               The accompanying notes are an integral part of these financial statements

                                                                          ASP VENTURES CORP.
                                                                    (A Development Stage Company)
                                                             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                                               Restated

                                                                           Three Months Ended                        Six Months Ended
                                                                                June 30,                                 June 30,                      Cumulative
                                                                 --------------------------------------    -------------------------------------
                                                                       2005                 2004                 2005                2004                Amounts
                                                                 -----------------    -----------------    ------------------   ----------------    -----------------

Revenue                                                      $                 -                    -                     -                  -                    -

General and administrative costs                                          32,018               32,031                74,278             74,093            1,463,968

Gain on forgiveness of debt                                                    -                    -                    -                   -             (42,250)

Loss - default judgment                                                   15,534             595,973                 30,896            595,973              658,283
                                                                 -----------------    -----------------    ------------------   ----------------    -----------------

          Loss before income taxes                                      (47,552)           (628,004)              (105,174)          (670,066)          (2,080,001)

Provision for income taxes                                                     -                    -                     -                  -                    -
                                                                 -----------------    -----------------    ------------------   ----------------    -----------------

          Net loss                                           $          (47,552)            (628,004)             (105,174)          (670,066)          (2,080,001)
                                                                 =================    =================    ==================   ================    =================

Loss per common share - basic and diluted                    $             (0.00)              (0.07)                 (.00)             (0.07)
                                                                 =================    =================    ==================   ================

Weighted average common shares -
  basic and diluted                                                   31,192,000            9,103,000            29,867,000          9,055,000
                                                                 =================    =================    ==================   ================

                               The accompanying notes are an integral part of these financial statements

                                                  ASP VENTURES CORP.
                                            (A Development Stage Company)
                                     UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                       Restated

                                                                           Six Months Ended
                                                                               June 30,                  Cumulative
                                                                     ------------------------------
                                                                         2005             2004             Amounts
                                                                     -------------    -------------    ----------------
Cash flows from operating activities:
   Net loss                                                      $      (105,174)        (670,066)         (2,080,001)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Loss - default judgment                                                30,896          595,973             658,283
  Gain on forgiveness of debt                                                   -                -            (42,250)
  Stock compensation expense                                                    -            6,250             111,597
  Increase in:
    Prepaid expense                                                       (1,500)                -             (1,500)
  Increase (decrease) in:
    Accounts payable and accrued expenses                                (11,163)           56,363             455,892
    Related party payables                                                 12,638                -             109,500
                                                                     -------------    -------------    ----------------

    Net cash used in operating activities                                (74,303)         (11,480)           (788,479)
                                                                     -------------    -------------    ----------------

Cash flows from investing activities:                                           -                -                   -
                                                                     -------------    -------------    ----------------

Cash flows from financing activities:
   Change in notes payable                                               (10,000)                -             131,843
   Proceeds from related party notes payable                                    -           11,500               5,000
   Issuance of common stock                                                66,250                -             635,672
   Collection of stock subscription receivable                             20,000                -              20,000
                                                                     -------------    -------------    ----------------

    Net cash provided by financing activities                              76,250           11,500             792,515
                                                                     -------------    -------------    ----------------

    Net increase in cash                                                    1,947               20                4,036

Cash, beginning of period                                                   2,089              178                    -
                                                                     -------------    -------------    ----------------

Cash, end of period                                              $          4,036              198                4,036
                                                                     =============    =============    ================

                               The accompanying notes are an integral part of these financial statements

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2005

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

Note 3 — Going Concern

At June 30, 2005 the Company has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to achieving profitable operations and/or obtaining necessary funding from outside sources.

Note 4 — Related Party Payables

Related party payables consist of unsecured payables to officers, have no specific terms, are due on demand, and total $114,500.

Note 5 — Related Party Transactions

The Company incurred consulting fees to an officer and director of the company for $10,500 and $9,000 during the six months ended June 30, 2005 and 2004, respectively.

The Company incurred consulting fees to a significant shareholder for the amount of $30,000 during the six months ended June 30, 2005 and 2004, respectively.

The Company rents office space from a shareholder, in the amount of $ 1,000 per month.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2005

Note 6 — Supplemental Cash Flow Information

During the three months ended March 31, 2005, the Company recorded a stock subscription receivable for $12,500 in exchange for the issuance of 1,250,000 share of common stock. During the three months ended June 30, 2005, the stock subscription was cancelled.

From January 1st to June 30, 2004, the Company issued 250,000 shares of common stock in exchange for consulting services valued at $6,250.

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

As of June 30, 2005 principal and interest accrued with respect to the Default Judgment was $658,283.

Note 8 — Restatements

The Company has restated its financial statements for the interim periods ended June 30, 2005 and 2004. The Company is restating the financial statements to accrue amounts owing as a result of a Default Judgment which was obtained against the Company on May 19, 2004.

                                                              June 30,          Adjustment          June 30,
                                                                2005                                  2005
                                                            As Reported                            As Restated
                                                                 $                   $                  $
                                                         ------------------- ------------------ ------------------
                                                         ------------------- ------------------ ------------------
        Balance Sheet
        Accounts payable and accrued expenses                        60,150            658,283            718,433
        Deficit accumulated during the developmental
        stage                                                   (1,421,718)          (658,283)        (2,080,001)

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2005

Note 8 - Restatements (continued)

                                                           Six Month Period                      Six Month Period
                                                               Ended                                  Ended
                                                           June 30, 2005                          June 30, 2005
                                                            As Reported         Adjustment         As Restated
                                                                 $                   $                  $
                                                         ------------------- ------------------ ------------------
                                                         ------------------- ------------------ ------------------
        Income Statement
             Loss - default judgment                                      -             30,896             30,896
        Net loss for the period                                    (74,278)           (30,896)          (105,174)
        Loss per common share - basic                                 (.00)              (.00)              (.00)

                                                            Three Month                            Three Month
                                                            Period Ended                          Period Ended
                                                           June 30, 2005                          June 30, 2005
                                                            As Reported         Adjustment         As Restated
                                                                 $                   $                  $
                                                         ------------------- ------------------ ------------------
                                                         ------------------- ------------------ ------------------
        Income Statement
             Loss - default judgment                                      -             15,534             15,534
        Net loss for the period                                    (32,018)           (15,534)           (47,552)
        Loss per common share - basic                                 (.00)              (.00)              (.00)

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

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is December 31.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004.

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

Results of Operations

During the period ended June 30, 2005, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished.

During the six month period ended June 30, 2005, the Company completed several private placements of its common stock to fund operations.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, accounting costs, consulting fees and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since the Company does not anticipate generating any revenues in the near term it will continue to operate at a loss.

Net Losses

For the period from March 23, 1989 to June 30, 2005, the Company has recorded a cumulative net loss of $2,080,001. The Company’s operating losses are attributable to general and administrative expenses. The general and administrative expenses include incorporation costs, accounting expenses, professional fees consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from March 23, 1989 (inception) to June 30, 2005.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $5,536 and total assets of $5,536 as of June 30, 2005. These assets consist of cash on hand of $4,036 and $1,500 in prepaid expenses. Net stockholders deficiency in the Company was $827,397 at June 30, 2005.

Cash flow provided from financing activities was $76,250 for the six month period ended June 30, 2005 as compared to cash flow provided from financing activities of $11,500 for the six month period ended June 30, 2004. Cash flow provided from financing activities in the current six month period was realized from the sale of the Company’s common stock.

Cash flow used in operating activities was $74,303 for the six month period ended June 30, 2005 as compared to cash flow used in operating activities of $11,480 for the six month period ended June 30, 2004. Cash flow used in operating activities in the current six month period was spent on general and administrative costs.

The Company adopted The 2004 Benefit Plan of ASP Ventures Corp. on April 6, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company’s common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s stock. The 2004 Benefit Plan of ASP Ventures Corp. has been registered with the Securities and Exchange Commission pursuant to Form S-8. The Company has neither issued shares nor granted options pursuant to this benefit plan as of the period ended June 30, 2005.

The Company had a working capital deficit of $827,397 as of June 30, 2005 and has funded its cash needs from inception through a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside of the United States. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months.

As of June 30, 2005, the Company had no significant assets. Management does not believe that the Company has sufficient resources to meet the anticipated needs of the Company’s operations through the calendar year ending December 31, 2005 unless new funding is made available for general working capital. The Company may raise new capital through debt instruments, private placements or the public registration of its securities. However, the Company can offer no assurance that any capital raising efforts will be successful. Should the Company be unsuccessful in any capital raising efforts, management believes that it may need to curtail or cease business operations.

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

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $1,974,827 as of December 31, 2004 which has grown to $2,080,001 as of June 30, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2005. Based on this original evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2005 and 2004.

(b) Changes in Internal Controls

During the period ended June 30, 2005, there was no change in internal control over financial reporting that materially affected, or was reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (“Plaintiffs”) against the Company on February 4, 2004 in the United States District Court, Southern District of New York. The claim was for $525,000 plus interest in connection with the Company’s alleged breech of a settlement agreement purportedly made between the parties as the result of funds loaned to Elite Jet, Inc., a non-party to the action. Although the Company denied any liability in this action it was unable to respond in a timely fashion to the legal proceedings which resulted in a default judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,725. The Company continues to deny any liability in this matter and believes that in the event Plaintiffs attempt to enforce this judgment through court proceedings that the Company will ultimately succeed on the merits of its position.

ITEM 2. CHANGES IN SECURITIES

On May 19, 2005 the Company authorized the issuance of 5,000,000 shares of common stock to Abdulmajeed al Fakin in exchange for cash consideration of $0.01 a share or $50,000 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). No sales commissions were paid in connection with this transaction.

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

On June 2, 2005 the Company authorized the issuance of 500,000 shares of common stock to Amin Mohamed Abullah in exchange for cash consideration of $0.01 a share or $5,000 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). No sales commissions were paid in connection with this transaction.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 17 this Form 10-QSB/A, and are incorporated herein by this reference.

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