Form 10KSB
period 2005-12-31
ASP VENTURES CORP
filed 2006-04-17
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 .

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

Securities registered under Section 12(g) of the Exchange Act:

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

Yes     X              No

The registrant's net sales for the year ended December 31, 2005, were $0.

The aggregate market value of the registrant's common stock,  (the only class of voting stock), held by non-affiliates was approximately $590,193 based on the average closing bid and asked prices for the common stock on April 11, 2006.

On April 11, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 41,071,069.

ITEM 1. DESCRIPTION OF BUSINESS

General

ASP Ventures Corp. was incorporated in Florida on March 23, 1989, as “Airsupport Services Corp.” to engage in any legal undertaking. On May 15, 1998, the corporation’s name was changed to “ASP Ventures Corp.” to reflect the decision of management to attract prospective business opportunities. ASP Ventures Corp. then pursued several different business opportunities, none of which led to sustained operations. The terms “Company,” “we,” “our”, and “us”, as used herein refer to ASP Ventures Corp, and its predecessor, unless the context indicates otherwise.

The Company is now considering business opportunities for merger or acquisition that might create value for its shareholders. We have no day-to-day operations. Our sole officer and director devotes limited time and attention to the affairs of the Company.

Selection of a Business

Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, though management intends to continue its focus on opportunities related to natural resources. Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture. Accordingly, the Company will not be able to diversify and will be limited to one merger or acquisition. The lack of diversification will prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. Further, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. Management anticipates that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

Acquisition of Business

Implementation of a structure for any particular business acquisition may involve a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. The Company may also purchase stock or assets of an existing business. On the completion of a transaction, it is possible that present management and shareholders of the Company would not remain in control of the Company. Further, our sole officer and director may, as part of the terms of any transaction, resign, to be replaced by new officers and directors without a vote of our shareholders.

We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. However, in certain circumstances, as a negotiated element of any transaction, the Company may agree to register securities either at the time a transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to a business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

Our due diligence process will require that management meet personally with the personnel involved in any given transaction, visit and inspect material facilities, obtain independent analysis or verification of the information provided, check references for management and key persons, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the our relative negotiating strengths. Negotiations that involve mergers or acquisitions will focus on the percentage of the Company that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

Operation of Business After Acquisition

The Company’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. We may expect that any future business will present various challenges that cannot be predicted at the present time.

Government Regulation

The Company cannot anticipate the government regulations, if any, to which we may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Our selection of a business in which to acquire an interest will include an effort to ascertain, to the extent of the limited resources of the Company, the effects of any government regulation on the prospective business of the Company. However, in certain circumstances, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Competition

We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. The Company can provide no assurance that it will be successful in obtaining a suitable business opportunity.

Marketability

As we currently are not involved in selling products or services, there can be no assurance that we will be successful in marketing any such products or services or whether a market will develop.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Research and Development

We spent no amounts on research and development activities during each of the last two fiscal years.

Employees

The Company is a development stage company and currently has no employees. Nora Coccaro, our sole officer and director, manages the Company. We look to Ms. Coccaro for her entrepreneurial skills and talents. Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

Risks Related to Our Business

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1989, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $2,196,809 at December 31, 2005. During fiscal 2005, we recorded a net loss of $221,982. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

The Company’s limited financial resources cast severe doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources. Since we have no current business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

The default judgment against us may hinder our ability to acquire a profitable business opportunity.

Legal proceedings were initiated against the Company resulting in a default judgment on May 19, 2004, totaling $588,724.45. Though we deny any liability in the matter and believe that any attempt by the plaintiff in the case to enforce the judgment through court proceeding will fail, the liability will further hinder our ability to fulfill our plan of operations in acquisition of a profitable business.

We are dependent upon a key person, who would be difficult to replace.

Our continued operation will be largely dependent upon the efforts of Nora Coccaro, our sole officer and director. We do not maintain key-person insurance on Ms. Coccaro. Our future success also will depend in large part upon the Company’s ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of Ms. Coccaro, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet key objectives such as the acquisition of a suitable business opportunity.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Reports to Security Holders

The Company’s annual report contains audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy to security holders unless a request is made for such delivery. We file all of our required information with the Commission.

The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Internet site maintained by the Commission that contains reports, proxy, information statements, and other information regarding registrants that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains office space on a month-to-month basis at a cost of $1,000 per month, paid to a significant shareholder, located at 1066 West Hastings Street Suite 2610, Vancouver, British Columbia, Canada, V6E 3X2. The Company does not believe that it will need to obtain additional office space at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3. LEGAL PROCEEDINGS

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (“Plaintiffs”) against the Company on February 4, 2004 in the United States District Court, Southern District of New York. The claim was for $525,000 plus interest in connection with the Company’s alleged breech of a settlement agreement purportedly made between the parties as the result of funds loaned to Elite Jet, Inc., a non-party to the action. Although the Company denied any liability in this action it was unable to respond in a timely fashion to the legal proceedings which resulted in a default judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,724.45 with interest accruing at 12% per annum on $525,000. The Company continues to deny any liability in this matter and believes that in the event Plaintiffs attempt to enforce this judgment through court proceedings that the Company will ultimately succeed on the merits of its position. As of December 31, 2005, principal and interest accrued with respect to the Default Judgment was $690,387.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. under the symbol, “APVE”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years.

                      --------------- --------------------------- ----------------- ----------------
                      YEAR            QUARTER ENDING              HIGH              LOW
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                      2005                   December 31          $0.02             $0.01
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                            September 30,         $0.03             $0.02
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               June 30            $0.03             $0.01
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               March 31           $0.02             $0.01
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                      2004                   December 31          $0.02             $0.01
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                             September 30         $0.01             $0.01
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               June 30            $0.03             $0.01
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               March 31           $0.03             $0.02
                      --------------- --------------------------- ----------------- ----------------

Unregistered Sales of Equity Securities

On November 30, 2005, the Company authorized the issuance of 1,000,000 shares of common stock to Valor Invest Ltd. in exchange for cash consideration of $0.01 a share or $10,000 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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

Record Holders

As of April 11, 2006, there were approximately 40 shareholders of record holding a total of 41,071,069 shares of common stock. The sole member of the board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company’s outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2005.

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

Results of Operations

During the year ended December 31, 2005, the Company’s operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

We do not expect to receive revenues within the next twelve months of operation or ever, since we have yet to acquire a favorable business opportunity, which opportunity if acquired, may or may not produce revenue.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since we do not anticipate generating any revenues in the near term we will continue to operate at a loss.

Net Loss

For the period from May 15, 1998, to December 31, 2005, the Company recorded an operating loss of $2,196,809. The Company’s operating loss is attributable to general and administrative expenses. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. General and administrative expenses also include exploration expenses incurred by consultants, the costs associated with test results, costs directly related to our exploration program and option expenses. We did not generate any revenues during this period.

We expect to continue to operate at a loss through fiscal 2006 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from May 15, 1998, to December 31, 2005.

Capital Resources and Liquidity

The Company had current and total assets of $5,124 as of the twelve month period ended December 31, 2005. These assets consist of cash on hand of $5,124. Net stockholders’ deficit in the Company was $875,522 at December 31, 2005. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $841,075 for the period from May 15, 1998, to December 31, 2005. Cash was used on accounting, administration, consulting and professional fees.

Cash flow provided from financing activities was $846,199 for the period from May 15, 1998, to December 31, 2005. Financing activities have consisted of sales of the Company’s common stock and related party loans over the period.

During the annual period ended December 31, 2005, the Company raised $129,934 in capital through private equity placements of (a) 1,000,000 shares of common stock to a significant shareholder in exchange for consulting services valued at $10,000 at $0.01 per share, and (b) 12,493,300 shares of common stock for cash of $124,933 at $0.01 per share. The Company also received $20,000 in proceeds for a 2004 stock subscription. Proceeds received were used to satisfy ongoing operational requirements.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months and it will have to seek debt or equity financing to fund minimum operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

         Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation” and “Description of Business”, with the exception of historical facts are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

- our anticipated financial performance and business plan;

- the sufficiency of existing capital resources;

— our ability to raise additional capital to fund cash requirements for future operations;

— uncertainties related to the Company’s future business prospects;

— the ability of the Company to generate revenues to fund future operations;

— the volatility of the stock market and;

— general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2005 and 2004, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America. The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on the Company’s results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during its implementation of SFAS 123R.

In July 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting for Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our reported financial position or earnings.

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $2,196,809 as of December 31, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2005, are attached hereto as pages F-1 through F-20.

ASP VENTURES CORP.

(A Development Stage Company)

Years Ended December 31, 2004 and 2003

INDEX

         Report of Independent Registered Public Accounting Firm                                         F-2

         Balance Sheets                                                                                  F-3

         Statements of Operations                                                                        F-4

         Statements of Stockholders' Deficit                                                             F-5

         Statements of Cash Flows                                                                        F-7

         Notes to Financial Statements                                                                   F-8

DALE MATHESON CARR-HILTON LABONTE

CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ASP Ventures Inc.:

We have audited the accompanying balance sheets of ASP Ventures Inc. (the “Company”) (a development stage enterprise) as of December 31, 2005 and the statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements for the period from May15, 1998 (inception) to December 31, 2004 reflect a total net loss of $1,974,827 of the related cumulative totals. The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows and the changes in stockholders’ deficit for the year then ended and for the period from May 15, 1998 (inception) to December31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ASP Ventures Corp.

We have audited the accompanying balance sheet of ASP Ventures Corp. (a development stage company) as of December 31, 2004 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASP Ventures Corp. (a development stage company), as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, an error resulting in an understatement of previously reported accounts payable and accrued expenses and an understatement of net loss, was discovered by management of the Company. Accordingly, the 2004 financial statements have been restated to correct the error.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JONES SIMKINS, P.C.

Logan, Utah

March	8, 2005, except for Notes 9 and 10, which are dated December 7, 2005

                                              (A Development Stage Company)

                                                      BALANCE SHEETS

                                                                                     December 31,          December 31,
                                                                                         2005                  2004
                                                                                  -------------------   -------------------
                                                                                                           (Restated -
                                     ASSETS                                                                See Note 10)

CURRENT

Cash                                                                               $           5,124      $           2,089
                                                                                  ===================   ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses                                           $          84,259      $          71,313
   Default judgment (Note 10)                                                                690,387                627,387
   Related party payables (Note 4)                                                           106,000                101,862

   Note payable (Note 3)                                                                           -                 10,000
                                                                                  -------------------   -------------------
      Total current liabilities                                                    $         880,646      $        810,562
                                                                                  -------------------   -------------------

Stockholders' deficit:
   Capital Stock (Note 7)
      Authorized
         Common stock, $.001 par value, 50,000,000 shares
      Issued and Outstanding
         Common stock, 41,070,069 shares issued (2004 - 27,577,769)                           41,070                 27,577
   Additional paid-in capital                                                              1,280,217              1,158,777

   Stock subscriptions                                                                             -               (20,000)
   Deficit accumulated during the development stage                                      (2,196,809)            (1,974,827)
                                                                                  -------------------   -------------------
      Total stockholders' deficit                                                          (875,522)              (808,473)
                                                                                  -------------------   -------------------

         Total liabilities and stockholders' deficit                               $           5,124      $           2,089
                                                                                  ===================   ===================
                    The accompanying notes are an integral part of these financial statements.

                                               (A Development Stage Company)

                                                 STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                     results of
                                                                                                   operations from
                                                                Year Ended                          May 15, 1998
                                                              December 31,                      (date of inception) to
                                                       2005                   2004                December 31, 2005
                                                -------------------    -------------------   ----------------------------
                                                        $                      $
                                                                          (Restated -
                                                                          See Note 10)

General and administrative costs                           158,982                178,262                      1,548,672

Gain on forgiveness of debt (Note 5)                             -               (42,250)                       (42,250)

Loss - default judgment (Note 9)                            63,000                627,387                        690,387
                                                -------------------    -------------------   ----------------------------

          Net loss                                       (221,982)              (763,399)                    (2,196,809)
                                                ===================    ===================   ============================

Loss per common share -
  basic and diluted                                         (0.01)                 (0.06)
                                                ===================    ===================

Weighted average number of
  common shares                                         32,954,000             12,799,000
                                                ===================    ===================

                    The accompanying notes are an integral part of these financial statements.

                                                                       ASP VENTURES CORP.
                                                                 (A Developmental Stage Company)
                                                               STATEMENT OF STOCKHOLDERS' DEFICIT
                                                      May 15, 1998 (Date of Inception) to December 31, 2005
                                                                    (Restated - See Note 10)

                                                                                                                                   Deficit
                                                                                                                                 Accumulated
                                                                                          Additional                             During the
                                                            Common Stock                   Paid-in              Stock            Development
                                                  ---------------------------------
                                                     Shares             Amount             Capital          Subscriptions           Stage               Total
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at May 15, 1998 (date of inception)           1,000,000   $          1,000   $           4,000  $               -     $        (5,000)  $               -

Net loss                                                      -                  -                   -                  -              (2,500)            (2,500)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 1998                          1,000,000              1,000               4,000                  -              (7,500)            (2,500)

Issuance of common stock in private placement         2,000,000              2,000             386,000                  -                    -            388,000

Net loss                                                      -                  -                   -                  -            (440,366)          (440,366)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 1999                          3,000,000              3,000             390,000                  -            (447,866)           (54,866)

Issuance of common stock for consulting fees            150,000                150              74,850                  -                    -             75,000

Net loss                                                      -                  -                   -                  -            (299,830)          (299,830)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 2000                          3,150,000              3,150             464,850                  -            (747,696)          (279,696)

Net loss                                                      -                  -                   -                  -            (132,172)          (132,172)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 2001                          3,150,000              3,150             464,850                  -            (879,868)          (411,868)

Issuance of common stock for:
 Consulting fees                                        266,937                267              13,580                  -                    -             13,847
 Accounts payable                                     1,061,878              1,062             152,546                  -                    -            153,608

Net loss                                                      -                  -                   -                  -            (152,507)          (152,507)

                                                  -------------- --- -------------- --- --------------- --- -------------- --- ---------------- --- --------------
                                                  -------------- --- -------------- --- --------------- --- -------------- --- ---------------- --- --------------
Balance at December 31, 2002                          4,478,815              4,479             630,976                  -          (1,032,375)          (396,920)
                                                  -------------- --- -------------- --- --------------- --- -------------- --- ---------------- --- --------------

                    The accompanying notes are an integral part of these financial statements.

                                                                       ASP VENTURES CORP.
                                                                 (A Developmental Stage Company)
                                                         STATEMENT OF STOCKHOLDERS' DEFICIT (continued)
                                                      May 15, 1998 (Date of Inception) to December 31, 2005
                                                                    (Restated - See Note 10)

                                                                                                                                   Deficit
                                                                                                                                 Accumulated
                                                                                          Additional                             During the
                                                            Common Stock                   Paid-in              Stock            Development
                                                     Shares             Amount             Capital          Subscriptions           Stage               Total
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 2002, carried forward         4,478,815              4,479             630,976                  -          (1,032,375)          (396,920)

Issuance of common stock for:
 Consulting fees                                        230,000                230              11,270                  -                    -             11,500
 Cash                                                   300,000                300              29,700                  -                    -             30,000
 Accounts payable and notes payable                   3,843,954              3,843             327,884                  -                    -            331,727

Net loss                                                      -                  -                   -                  -            (179,053)          (179,053)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 2003                          8,852,769              8,852             999,830                  -          (1,211,428)          (202,746)

Issuance of common stock for:
 Consulting fees                                        250,000                250               6,000                  -                    -              6,250
 Cash                                                16,475,000             16,475             148,275                  -                    -            164,750
 Stock subscription receivable                        2,000,000              2,000              18,000           (20,000)                    -                  -
 Offering costs                                               -                  -            (13,328)                  -                    -           (13,328)

Net loss                                                      -                  -                   -                  -            (763,399)          (763,399)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 2004                         27,577,769  $          27,577  $        1,158,777  $        (20,000)  $       (1,974,827)  $       (808,473)

Issuance of common stock for:

   Cash                                              12,493,300             12,493             112,440                  -                    -            124,933

   Stock-based compensation                           1,000,000              1,000               9,000                  -                    -             10,000

   Stock subscription received                                -                  -                   -             20,000                    -             20,000

Net loss                                                      -                  -                   -                  -            (221,982)          (221,982)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------
Balance at December 31, 2005
                                                     41,071,069             41,070           1,280,217                  -          (2,196,809)          (875,522)
                                                  ==============     ==============     ===============     ==============     ================     ==============

                     The accompanying notes are an integral part of these financial statements.

                                              (A Development Stage Company)
                                                STATEMENTS OF CASH FLOWS
                                                (Restated - See Note 10)
                                                                                                          Cumulative
                                                                                                          results of
                                                                                                       operations from
                                                                           Year Ended                    May 15, 1998
                                                                          December 31,               (date of inception)
                                                                      2005              2004         to December 31, 2005
                                                                 ---------------    -------------    ---------------------
                                                                       $                 $                    $
Cash flows from operating activities:
   Net loss                                                           (221,982)        (763,399)              (2,196,809)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Loss - default judgment                                         63,000          627,387                  690,387
         Gain on forgiveness of debt                                          -         (42,250)                 (42,250)
         Stock compensation expense                                      10,000            6,250                  121,597
         Increase (decrease) in:
          Accounts payable and accrued expenses                          12,945         (43,690)                  480,000
     Related party payables                                               9,138           67,891                  106,000
                                                                 ---------------    -------------    ---------------------
         Net cash used in operating activities                        (126,899)        (147,811)                (841,075)
                                                                 ---------------    -------------    ---------------------
Cash flows from financing activities:
   Increase (decrease) in note payable                                 (10,000)                -                  131,843
   Increase (decrease) in related party note payable                    (5,000)          (1,700)                       -
   Issuance of common stock                                             144,934          151,422                  714,356
                                                                 ---------------    -------------    ---------------------

         Net cash provided by financing activities                      129,934          149,722                  846,199
                                                                 ---------------    -------------    ---------------------

         Net increase (decrease) in cash                                  3,035            1,911                    5,124

Cash, beginning of year                                                   2,089              178                        -
                                                                 ---------------    -------------    ---------------------

Cash, end of year                                                         5,124            2,089                    5,124
                                                                 ===============    =============    =====================

Supplemental cash flow information (Note 8)

                    The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 1 – Nature of Operations and Basis of Presentation

(a) Organization

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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $875,522 at December 31, 2005 and has incurred losses of $2,196,809 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

(b)     Use of Estimates in the Preparation of Financial Statements

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

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 2 – Summary of Significant Accounting Policies (continued)

(c) Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of December 31, 2005, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

(d) Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

(e) Financial Instruments

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, accounts payable, notes payable and amounts due to a related party approximate fair values due to the short-term maturity of the instruments.

(f) Reclassification

The restated 2004 financial statements included a reclassification of a “gain from forgiveness of debt” from an “extraordinary item” to a separate line item in operations. This reclassification had no effect on the net loss or loss per share.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 2 – Summary of Significant Accounting Policies (continued)

(g) Stock-based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002. As the Company did not grant any stock options during 2005 and 2004 no pro-forma disclosure has been provided.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the (“FASB”) Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 2 – Summary of Significant Accounting Policies (continued)

(h) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on the Company’s results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during its implementation of SFAS 123R.

In July 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting for Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our reported financial position or earnings.

Note 3 – Note Payable

At December 31, 2004, the Company was indebted to a non-related party for $10,000 bearing interest at 10% per annum. During the year ended December 31, 2005, the debt was paid in full.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 4 – Related Party Transactions

Related party payables consist of the following:

                                                                                               2005             2004
Unsecured note payable to a shareholder bearing interest at 7.$% and due on demand                -  $         5,000
Unsecured payable to a shareholder with no specific terms and due on demand.                106,000           96,862
                                                                                    --------------   --------------
                                                                              $             106,000  $       101,862
                                                                                    ===============   ==============

The following represents related party transactions paid or accrued during the years ended December 31, 2005 and 2004.

                                                                               2005             2004
Consulting fees paid to a director                                   $        18,000  $       27,000
Consulting fees paid to a significant shareholder                             60,000          60,000
Rent paid to a significant shareholder                                        12,000          12,000
                                                                       -------------   -------------
                                                                     $        90,000  $       99,000
                                                                       ==============   =============

Note 5 – Gain on Forgiveness of Debt

During the year ended December 31, 2004, the Company’s non-related, legal representative forgave the Company $42,250 in legal fees.

Note 6 – Income Taxes

The Company accounts for its income taxes in accordance with the FASB No. 109, “Accounting for Income Taxes.” As of December 31, 2005, the Company had net operating loss carry forwards of approximately $1,506,000 that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 7 – Capital Stock

During the year ended December 31, 2005:

o	The Company issued 1,000,000 shares of common stock to a significant shareholder in exchange for consulting services valued at $10,000.

o The Company issued 12,493,300 shares of common stock for cash of $124,933.

During the year ended December 31, 2004:

o	The Company issued 250,000 shares of common stock to a significant shareholder in exchange for consulting services valued at $6,250.

o The Company issued 2,000,000 shares of common stock for a stock subscription receivable of $20,000. o The Company issued 16,475,000 shares of common stock for cash of $164,750.

The Company has not issued any stock options or warrants to date.

Note 8 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the years ended December 31 are as follows:

                                                 2005            2004
Interest                              $         2,028 $         1,323
                                          ============    ============
                                           ===========    ============
Income taxes                          $          -    $             -
                                          ============    ============

Siginificant non-cash transactions:

During the year-ended December 31, 2005:

The Company issued 1,000,000 shares of common stock to a significant shareholder in exchange for consulting services valued at $10,000.

During the year ended December 31, 2004:

The Company issued 250,000 shares of common stock to a significant shareholder in exchange for consulting services valued at $6,250.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 9 – Default Judgment

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (“Plaintiffs”) against the Company on February 4, 2004 in the United States District Court, southern District of New York. The claim was for $525,000 plus interest in connection with the Company’s alleged breach of a settlement agreement purportedly made between the Company, Elite Jet, Inc., Gem Global Yield Fund Limited and Turbo International Ltd. in satisfaction of funds loaned by Plaintiffs to Elite Jet, Inc., a non-party to the legal proceedings. Although the Company denied any liability in this action, it did not file a defense to the legal proceedings which resulted in a Default.

Judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,724 with interest accruing at 12% per annum on $525,000.

The Company believes that in the event the Plaintiffs attempt to enforce this judgment through Court proceedings that the Company will ultimately succeed in defending this legal claim.

As of December 31, 2005 and 2004, principal and interest accrued with respect to the Default Judgment was $690,387 and $627,387 respectively.

Note 10 – Restatement

On December 15, 2005, the Company filed a 10-KSB/A whereby it restated its financial statements presented in its December 31, 2004 Annual Report. The restatement was as a result of a Default Judgment incurred against the Company on May 19, 2004 (See Note 9). Effective December 31, 2004, the Company accrued an additional $627,387 in principal and interest to record the judgment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 17, 2005, the Company dismissed Jones Simkins, P.C. (“Jones”) the principal accountant previously engaged to audit the Company’s financial statements and retained Dale Matheson Carr-Hilton La Bonte (“Dale Matheson”) as the principal accountants to replace Jones. The Company’s board of directors approved the change of accountants from Jones to Dale Matheson.

The audit reports of Jones on the Company’s financial statements for the fiscal years ending December 31, 2004 and December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

In connection with the audits of the fiscal years ending December 31, 2004 and December 31, 2003 including the subsequent interim periods since engagement through October 17, 2005, the date of dismissal, the Company had no disagreements with Jones with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Jones to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal years ending December 31, 2004 and December 31, 2003 including the subsequent interim periods since engagement through October 17, 2005, the date of Jones’s dismissal, and prior to the appointment of Dale Matheson, the Company (or anyone on its behalf) did not consult with Dale Matheson regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Dale Matheson in respect to these matters during the time periods detailed herein.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the periods ended December 31, 2005 and 2004.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

ITEM 8B OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The officers and directors of the Company as of April 11, 2006, are as follows:

         Name                       Age              Position(s) and Office(s)

         Nora Coccaro               49               Chief Executive Officer, Chief Financial Officer, Principal
                                                     Accounting Officer and Director

Nora Coccaro was appointed to our Board of Directors on November 22, 2005 and serves as the Company’s chief executive officer, chief financial officer, and principal accounting officer. Ms. Coccaro will serve as a director until the next annual meeting of the Company’s shareholders or until such time as a successor is elected and qualified.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro serves as (a) an officer and director (December 2005 to present) of Newtech Resources, Inc., an OTC:BB quoted company without operations, (b) an officer and director (January 2000 to present) of Sona Development Corp. an OTC: BB quoted company involved without a current business, (c) an officer and director (April 1999 to present) of Healthbridge, Inc., an OTC: BB quoted company previously involved in manufacturing and marketing of medical waste sterilization and disposal technologies, and (d) a director (February 2004 to present) of Solar Energy Limited an OTC: BB quoted company involved in the development of alternative sources of energy. Ms. Coccaro has also served as an officer and director (February 2000 to January 2004) of OpenLimit, Inc., an OTC: BB quoted company involved in credit card encryption technology. Between September 1998 and December 2005 Ms. Coccaro also acted as the Consul of Uruguay to Western Canada The Company has not entered into any related party transactions with or employment agreement in connection with Ms. Coccaro’s appointment as director, chief executive officer, chief financial officer and principal accounting officer.

Compensation of Directors

The Company’s director is not currently compensated for her service as a director of the Company. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

The board of directors has not established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company would be required to establish an audit committee.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of a certain individuals who during the period ended December 31, 2005 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

o	Shafiq Nazerali failed to file a Form 5 despite being the beneficial owner of more than ten percent of the common stock of the Company.

o	Abdul Majeed Ismail Ali Al Fahim failed to file a Form 5 despite being the beneficial owner of more than ten percent of the common stock of the Company.

o Nora Coccaro failed to file a Form 5 despite being an officer and director of the Company. o Ross Wilmot failed to file a Form 5 despite being a former officer and director of the Company.

ITEM 10. EXECUTIVE COMPENSATION

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2005, 2004, and 2003. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s current and past officers over the past three years.

                                            SUMMARY COMPENSATION TABLE

------------------------------------ ----------------------------------- ---------------------------------------------------
                                            Annual Compensation                        Long Term Compensation
                                     ----------------------------------- ---------------------------------------------------
                                                                         -------------------------- ------------------------
                                                                                  Awards                    Payouts
------------------------------------------------------------------------ -------------------------- ------------------------
--------------------------- -------- --------- -------- ---------------- ------------ ------------- ---------- -------------
                                                                         Restricted    Securities
Name and Principal                                       Other Annual       Stock      Underlying   LTIP         All Other
Position                     Year     Salary    Bonus    Compensation     Award(s)      Options      payouts    Compensation
                                       ($)       ($)           ($)           ($)        SARs(#)        ($)         ($)
--------------------------- -------- --------- -------- ---------------- ------------ ------------- ---------- -------------
--------------------------- -------- --------- -------- ---------------- ------------ ------------- ---------- -------------
Nora Coccaro, CEO, CFO,        2005   18,000      -            -              -            -            -         10,400
Principal Accounting           2004   18,000      -            -              -            -            -           -
Officer, and                   2003     -         -            -              -            -            -           -
Director
--------------------------- -------- --------- -------- ---------------- ------------ ------------- ---------- -------------
--------------------------- -------- --------- -------- ---------------- ------------ ------------- ---------- -------------
Ross Wilmott, former CEO,      2005     -         -            -              -            -            -           -
CFO, Principal Accounting      2004   9,000*      -            -              -            -            -           -
Officer, and                   2003  16,307*      -            -              -            -            -           -
Director
--------------------------- -------- --------- -------- ---------------- ------------ ------------- ---------- -------------

*Ross Wilmot invoiced the Company through his own management company, Cedarwoods Group for services rendered by him to the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of April 11, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 11, 2006, there were 41,071,069 shares of common stock issued and outstanding.

----------------------------------------------------------------------------------------------------------
   Title of Class                    Name and Address                 Number of Shares    % of Class
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
       Common          Nora Coccaro, director and executive officer          0                 0
       Stock             2610-1066 West Hastings Street Vancouver
                                 British Columbia, Canada
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
       Common                        Shafiq Nazerali                     11,410,462          27.78
       Stock             2610-1066 West Hastings Street Vancouver
                                 British Columbia, Canada
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
                             Abdul Majeed Ismail Ali Al Fahim
       Common            2610-1066 West Hastings Street Vancouver        5,000,000           12.17
       Stock                     British Columbia, Canada
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
       Common              All executive officers and directors              0                 0
       Stock                            as a Group
----------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 20, 2005, the Company issued 1,000,000 shares to Shafiq Nazerali, a significant shareholder, in exchange for consulting services, valued at $0.01 per share or $10,000.

During 2005 and 2004, the Company paid consulting fees of $60,000 per year and rent of $1,000 per month to Shafiq Nazerali, a significant shareholder.

During 2005 and 2004, the Company paid consulting fees of $1,500 per month to Nora Coccaro, the Company’s director and executive officer.

ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 21 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Dale Matheson Carr-Hilton LaBonte provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2005. The aggregate fees billed by Dale Matheson for the audit of the Company’s annual financial statement and a review of the Company’s quarterly financial statements for the period ended September 30, 2005 was $7,300 .

Jones Simkins, P.C. provided audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2004. The aggregate fees billed by Jones for the audit of the Company’s annual financial statement and restatement and a review of the Company’s quarterly financial statements for 2004 and the quarterly periods ended March 31, 2005 and June 30, 2005 was $15,916.

Audit Related Fees

Dale Matheson billed to the Company no fees in each of 2005 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Jones billed to the Company no fees in 2004 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Dale Matheson billed to the Company fees of $nil in 2005 for professional services rendered in connection with the preparation of the Company’s tax returns for the respective periods.

Jones billed to the Company fees of $500 in 2004 for professional services rendered in connection with the preparation of the Company’s tax returns for the respective periods.

All Other Fees

Dale Matheson billed to the Company no fees in 2005 for other professional services rendered or any other services not disclosed above.

Jones billed to the Company no fees in 2004 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Dale Matheson and Jones, as detailed above, were pre-approved by the Company’s board of directors. Dale Matheson and Jones performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of April 2006.

ASP Ventures Corp. /s/ Nora Coccaro Nora Coccaro Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nora Coccaro Nora Coccaro	Director	April 11, 2006

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999)
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999)
3(ii)	*	Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999)
14	*	Code of Ethics adopted March 30, 2004 (incorporated by reference to the Form 10-KSB/A filed with the Securities and Exchange Commission on April 2, 2004
31	Attached

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