Form 10QSB
period 2006-03-31
ASP VENTURES CORP
filed 2006-05-15
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 12, 2006 was 41,070,069.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our”, and “us” refer to ASP Ventures Corp., a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                                 ASP VENTURES CORP.
                                           (A Development Stage Company)

                                                   BALANCE SHEETS

                                                                             March 31,              December 31,
                                ASSETS                                         2006                     2005
                                                                        --------------------    ---------------------
                                                                            (Unaudited)             (Restated -
                                                                                                    See Note 8)
Current assets:
                                                                         $            1,444                 $  5,124
Cash                                                                   ====================    =====================

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                        $     3,121              $    84,259
   Default judgment (Note 7)                                                        705,921                  690,387
   Related party payables (Note 3)                                                  140,475                  106,000
                                                                        --------------------    ---------------------
      Total current liabilities                                                     929,517                  880,646
                                                                        --------------------    ---------------------

Stockholders' deficit:
Capital stock (Note 5)
   Authorized
      Common stock, $.001 par value, 50,000,000 shares
   Issued and outstanding,
      41,070,069 shares issued (2005 - 41,070,069)                                   41,070                   41,070
   Additional paid-in capital                                                     1,280,217                1,280,217

   Deficit accumulated during the development stage                             (2,249,360)              (2,196,809)
                                                                        --------------------    ---------------------

      Total stockholders' deficit                                                 (928,073)                (875,522)
                                                                        --------------------    ---------------------

         Total liabilities and stockholders' deficit                    $             1,444                  $ 5,124
                                                                        ====================    =====================

                 The accompanying notes are an integral part of these interim financial statements

                                                 ASP VENTURES CORP.
                                            (A Development Stage Company)

                                           INTERIM STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                                                                                  Cumulative
                                                                                                  results of
                                                                                                operations from
                                                             Three months ended                   May 15,1998
                                                                 March 31,                    (Date of Inception)
                                                          2006               2005              to March 31, 2006
                                                     ----------------   ----------------    ------------------------
                                                            $                  $                       $
                                                                          (Restated -
                                                                          See Note 8)

Revenue                                                            -                  -                           -
                                                     ----------------   ----------------    ------------------------
                                                     ----------------   ----------------    ------------------------

General and administrative costs                              37,017             42,260                   1,585,689

Gain on forgiveness of debt                                        -                  -                    (42,250)

Loss - default judgment (Note 7)                              15,534             15,362                     705,921
                                                     ----------------   ----------------    ------------------------

          Net loss                                          (52,551)           (57,622)                 (2,249,360)
                                                     ================   ================    ========================

Loss per common share -

  basic and diluted                                           (0.00)             (0.00)
                                                     ================   ================

Weighted average common shares -

  basic and diluted                                       41,070,069         29,447,000
                                                     ================   ================

                 The accompanying notes are an integral part of these interim financial statements

                                                   ASP VENTURES CORP.
                                             (A Development Stage Company)
                                            INTERIM STATEMENTS OF CASH FLOWS
                                  May 15, 1998 ( Date of Inception) to March 31, 2006
                                                      (unaudited)
                                                                                                        Cumulative
                                                                                                        results of
                                                                                                      operations from
                                                                      Three months ended                May 15,1998
                                                                           March 31,                (Date of Inception)
                                                                     2006             2005           to March 31, 2006
                                                                 -------------    -------------    ----------------------
                                                                      $                $                     $

Cash flows from operating activities:
   Net loss                                                          (52,551)         (57,622)               (2,249,360)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
       Loss - default judgment                                         15,534           15,362                   705,921
       Gain on forgiveness of debt                                          -                -                  (42,250)
         Stock compensation expense                                         -                -                   121,597
         Increase in:
           Prepaid expense                                                  -          (4,813)                         -
         Increase (decrease) in:
           Accounts payable and accrued expenses                      (1,138)            9,095                   478,862
              Related party payables                                   34,475           10,638                   140,475
                                                                 -------------    -------------    ----------------------

         Net cash used in operating activities                        (3,680)         (27,340)                 (844,755)
                                                                 -------------    -------------    ----------------------

Cash flows from financing activities:
   Notes payable proceeds                                                   -                -                   131,843
   Increase (decrease) in related party notes payable                       -                -                         -
   Issuance of common stock                                                 -           11,250                   714,356
   Stock subscription receivable                                            -           20,000                         -
                                                                 -------------    -------------    ----------------------

         Net cash provided by financing activities                          -           31,250                   846,199
                                                                 -------------    -------------    ----------------------

         Net increase (decrease) in cash                              (3,680)            3,910                     1,444

Cash, beginning of year                                                 5,124            2,089                         -
                                                                 -------------    -------------    ----------------------

Cash, end of year                                                       1,444            5,999                     1,444
                                                                 =============    =============    ======================

Income taxes paid .........         ........                  $        -       $        -        $        -
Interest paid     .........         ........                           -                -        $        -

                 The accompanying notes are an integral part of these interim financial statements

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 1 – Nature of Operations and Basis of Presentation

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

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $928,073 at March 31, 2006 and has incurred losses of $2,249,360 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Note 2 – Summary of Significant Accounting Policies (continued)

(b)     Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of March 31, 2006, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

(e) Financial Instruments

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, accounts payable, and related party payables approximate fair values due to the short-term maturity of the instruments.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

(f) Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. As the Company did not grant any stock options in 2005, no pro forma information is provided.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

(g) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

Note 3 – Related Party Transactions

Related party payables consist of the following:

                                                                          March 31,     December 31,
                                                                              2006              2005
Unsecured note payable to a shareholder bearing interest    $
at 7.5% and due on demand.                                                       - $               -
Unsecured payable to a shareholder with no specific terms and due          140,475           106,000
on demand.
                                                                    ---------------   ---------------
                                                                    --------------   ---------------
                                                            $              140,475           106,000
                                                                                   $
                                                                    ===============   ===============
                                                                     ==============   ===============

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 3 – Related Party Transactions (continued)

The following represents related party transactions paid or accrued during the three months ended March 31, 2006 and 2005.

                                                                                           Three months ended
                                                                                       March 31,
                                                                                         2006              2005
Consulting fees paid or accrued to a director                                      $         4,500             4,500
                                                                                                   $
Consulting fees paid or accrued to a significant shareholder                                15,000            15,000
Rent paid or accrued to a significant shareholder                                            3,000
                                                                                                                   -
                                                                                     --------------   ---------------
                                                                                     -------------   ---------------
                                                                                   $        22,500            19,500
                                                                                                   $
                                                                                     ==============   ===============
                                                                                     =============   ===============

Note 4 – Income Taxes

The Company accounts for its income taxes in accordance with the FASB No. 109, “Accounting for Income Taxes.” As of March 31, 2006, the Company had net operating loss carry forwards of approximately $1,506,000 that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Note 5 – Capital Stock

There were no changes in share capital for the three months ended March 31, 2006.

During the year ended December 31, 2005:

o	The Company issued 1,000,000 shares of common stock to a significant shareholder in exchange for consulting services valued at $10,000.

o The Company issued 12,493,300 shares of common stock for cash of $124,933.

Note 6 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the three months ended March 31, 2006 and 2005 are as follows:

                                        Three months ended March 31,
                                                2006            2005
Interest                                $                $
                                                       -               -
                                            =============   =============
                                            ============   =============
Income taxes                            $                $
                                                       -               -
                                            =============   =============

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 6 – Supplemental Cash Flow Information (continued)

During the three months ended March 31, 2006, the Company did not have any non-cash transactions.

During the three months ended March 31, 2005, the Company issued 1,250,000 shares of common stock for a stock subscription receivable of $12,500.

Note 7 – Default Judgment

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

As of March 31, 2006 and December 31, 2005, principal and interest accrued with respect to the Default Judgment was $705,921 and $690,387 respectively.

Note 8 – Restatement

On December 15, 2005, the Company filed a 10-QSB/A whereby it restated its financial statements presented in its March 31, 2005 Quarterly Report. The restatement was as a result of a Default Judgment incurred against the Company on May 19, 2004 (See Note 7). At March 31, 2005, the Company had accrued an additional $642,749 in principal and interest to record the judgment.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2006. Our fiscal year end is December 31.

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

Results of Operations

During the period ended March 31, 2006, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, accounting costs, consulting fees and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since the Company does not anticipate generating any revenues in the near term it will continue to operate at a loss.

Net Losses

For the period from March 23, 1989 to March 31, 2006, the Company has recorded a cumulative net loss of $2,249,360. The Company’s operating losses are attributable to general and administrative expenses and a default judgment in the amount of $705,921 including interest as of the end of the period. The general and administrative expenses include incorporation costs, accounting expenses, professional fees consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act.

Capital Expenditures

The Company spent no amounts on capital expenditures for the period from March 23, 1989 (inception) to March 31, 2006.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $1,444 as of March 31, 2006, which assets consist solely of cash on hand. Net stockholders deficiency in the Company was $928,073 at March 31, 2006.

Cash flow used in operating activities was $3,680 for the three month period ended March 31, 2006 as compared to cash flow used in operating activities of $27,340 for the three month period ended March 31, 2005. Cash flow used in operating activities in the current three month period was primarily spent on general and administrative costs and accrued interest from a default judgment.

Cash flow provided from financing activities was $0 for the three month period ended March 31, 2006 as compared to cash flow provided from financing activities of $31,250 for the three month period ended March 31, 2005.

The Company had a working capital deficit of $928,073 as of March 31, 2006 and has funded its cash needs from inception through a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside of the United States. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months.

As of March 31, 2006, the Company had no significant assets. Management does not believe that the Company has sufficient resources to meet the anticipated needs of the Company’s operations through the calendar year ending December 31, 2006 unless new funding is made available for general working capital. The Company may raise new capital through debt instruments, private placements or the public registration of its securities. However, the Company can offer no assurance that any capital raising efforts will be successful. Should the Company be unsuccessful in any capital raising efforts, management believes that it may need to curtail or cease business operations.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to engage any employees.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2005 included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation”, with the exception of historical facts are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

-        our anticipated financial performance and business plan;
-        the sufficiency of existing capital resources;
-        our ability to raise additional capital to fund cash requirements for future operations;
-        uncertainties related to the Company's future business prospects;
-        the ability of the Company to generate revenues to fund future operations;
-        the volatility of the stock market and;
-        general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors”. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Risks Factors

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

Since our inception in 1989, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $1,543,000 at December 31, 2005.The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $2,196,809 as of December 31, 2005 which has grown to $2,249,360 as of March 31, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 20 this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of May, 2006.

ASP VENTURES CORP.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

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