Form 10KSB/A
period 2005-12-31
ASP VENTURES CORP
filed 2006-07-21
CIK 1101298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

Yes     X              No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The registrant's net sales for the year ended December 31, 2005, were $0.

The aggregate market value of the registrant's common stock,  (the only class of voting stock), held by non-affiliates was approximately $590,193 based on the average closing bid and asked prices for the common stock on July 20, 2006.

On July 20, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 41,071,069.

Explanatory Note

This Form 10-KSB/A includes an amended Report of Independent Registered Public Accounting Firm that includes a statement that the Report covers the registrant's cumulative financial statements from inception to December 31, 2005. This Form 10-KSB/A has been further amended to remove language from Item 8A Controls and Procedures that had discussed assurances provided by the registrant’s disclosure controls and procedures.

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

The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Internet site maintained by the Commission that contains reports, proxy, information statements, and other information regarding registrants that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

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

Record Holders

As of July 20, 2006, there were approximately 40 shareholders of record holding a total of 41,071,069 shares of common stock. The sole member of the board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company’s outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2005 and 2004, included in this Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America. The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

DALE MATHESON CARR-HILTON LABONTE

CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ASP Ventures Inc.:

We have audited the accompanying balance sheet of ASP Ventures Corp. (the “Company”) (a development stage company) as at December 31, 2005 and the statements of operations, stockholders’ deficit, and cash flows for the year then ended and the cumulative period from May 15, 1998 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from May 15, 1998 (inception) to December 31, 2004 reflect a total net loss of $1,974,827 of the related cumulative totals. The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such periods prior to the year ended December 31, 2005, is based solely on the reports of such other auditors.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and the results of its operations and its cash flows and the changes in stockholders’ deficit for the year then ended and for the period from May 15, 1998 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

The officers and directors of the Company as of July 20, 2006, are as follows:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of July 20, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of July 20, 2006, there were 41,071,069 shares of common stock issued and outstanding.

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

ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 21 of this Form 10-KSB/A, which is incorporated herein by reference.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of July 2006.

ASP Ventures Corp. /s/ Nora Coccaro Nora Coccaro Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nora Coccaro Nora Coccaro	Director	July 20, 2006

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999)
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999)
3(ii)	*	Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999)
14	*	Code of Ethics adopted March 30, 2004 (incorporated by reference to the Form 10-KSB/A filed with the Securities and Exchange Commission on April 2, 2004
31	Attached

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