Form 10QSB/A
period 2006-03-31
ASP VENTURES CORP
filed 2006-07-21
CIK 1101298

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of July 20, 2006 was 41,070,069.

Explanatory Note

This Form 10-QSB/A has been amended to remove language from Item 3 Controls and Procedures that had discussed assurances provided by the registrant's disclosure controls and procedures.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB/A of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note 8 – Restatement

On December 15, 2005, the Company filed a 10-QSB/A/A whereby it restated its financial statements presented in its March 31, 2005 Quarterly Report. The restatement was as a result of a Default Judgment incurred against the Company on May 19, 2004 (See Note 7). At March 31, 2005, the Company had accrued an additional $642,749 in principal and interest to record the judgment.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 20 this Form 10-QSB/A, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 20th day of July, 2006.

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