Form 10QSB
period 2006-06-30
ASP VENTURES CORP
filed 2006-08-09
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 7, 2006 was 41,070,069.

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

                                                  ASP VENTURES CORP.
                                            (A Development Stage Company)

                                                    BALANCE SHEETS

                                                                                June 30,              December 31,
                                 ASSETS                                           2006                    2005
                                                                          ---------------------    --------------------
                                                                              (Unaudited)              (Restated -
                                                                                                       See Note 8)
Current assets:

Cash                                                                      $              3,060    $              5,124
                                                                          =====================    ====================

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                                79,792                  84,259
   Default judgment (Note 7)                                                           721,628                 690,387
   Related party payables (Note 3)                                                     183,725                 106,000
                                                                          ---------------------    --------------------
      Total current liabilities                                                        985,145                 880,646
                                                                          ---------------------    --------------------

Stockholders' deficit:
Capital stock (Note 5)
   Authorized
      Common stock, $0.001 par value, 50,000,000 shares
   Issued and outstanding
      Authorized, 41,070,069 shares issued
      (December 31, 2005 - 41,070,069)                                                  41,070                  41,070
   Additional paid-in capital                                                        1,280,217               1,280,217

   Deficit accumulated during the development stage                                (2,303,372)              (2,196,809)
                                                                          ---------------------    --------------------

      Total stockholders' deficit                                                    (982,085)                (875,522)
                                                                          ---------------------    --------------------

         Total liabilities and stockholders' deficit                       $             3,060     $              5,124
                                                                          =====================    ====================

                           The accompanying notes are an integral part of these interim financial statements

                                                                      ASP VENTURES CORP
                                                                  (A Development Stage Company)

                                                                INTERIM STATEMENTS OF OPERATIONS
                                                                           (Unaudited)
                                                                                                                                                 Cumulative
                                                                                                                                                 results of
                                                                                                                                              operations from
                                                                  Three months ended                         Six months ended                   May 15,1998
                                                                       June 30,                                  June 30,                   (Date of Inception)
                                                               2006               2005                    2006              2005              to June 30, 2006
                                                          ---------------    ----------------        ---------------    --------------     -----------------------
                                                                $                   $                      $                  $                      $
                                                                               (Restated -                               (Restated -
                                                                               See Note 8)                                See Note 8)
Revenue                                                                -                   -                      -                 -                           -

General and administrative costs                                  38,305              32,018                 75,322            74,278                   1,623,994
Gain on forgiveness of debt                                            -                   -                      -                 -                    (42,250)
Loss - default judgment                                           15,707              15,534                 31,241            30,896                     721,628
                                                          ---------------    ----------------        ---------------    --------------     -----------------------

  Net loss                                                      (54,012)            (47,552)              (106,563)         (105,174)                 (2,303,372)
                                                          ===============    ================        ===============    ==============     =======================

Loss per common share - basic and diluted                         (0.00)              (0.00)                 (0.00)            (0.00)
                                                          ===============    ================        ===============    ==============

Weighted average common shares -
  basic and diluted                                           41,070,069          31,192,000             41,070,069        29,867,000
                                                          ===============    ================        ===============    ==============

                           The accompanying notes are an integral part of these interim financial statements

                                                         ASP VENTURES CORP.
                                                     (A Development Stage Company)
                                                 NOTES TO INTERIM FINANCIAL STATEMENTS
                                                             June 30, 2006
                                                              (Unaudited)

                                                                                                     Cumulative
                                                                                                     results of
                                                                                                  operations from
                                                                   Six months ended                 May 15,1998
                                                                       June 30,                 (Date of Inception)
                                                               2006               2005            to June 30, 2006
                                                           --------------    ---------------    ---------------------
                                                                 $                 $                     $

Cash flows from operating activities:
   Net loss                                                    (106,563)          (105,174)              (2,303,372)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Loss - default judgment                                     31,241             30,896                  721,628
      Gain on forgiveness of debt                                      -                  -                 (42,250)
      Non-cash settlement of accounts payable                                                                395,742
       Stock compensation expense                                      -                  -                  121,597
       Increase (decrease) in:
         Prepaid expense                                               -            (1,500)                        -
         Accounts payable and accrued expenses                   (4,467)           (11,163)                   79,792
              Related party payables                              77,725            12,638                   183,725
                                                           --------------    ---------------    ---------------------
       Net cash used in operating activities                     (2,064)           (74,303)                (843,138)
                                                           --------------    ---------------    ---------------------

Cash flows from financing activities:
   Notes payable proceeds (repayments)                                 -           (10,000)                  131,843
   Issuance of common stock                                            -             66,250                  714,355
   Collection of stock subscription receivable                         -             20,000                        -
                                                           --------------    ---------------    ---------------------
       Net cash provided by financing activities                       -             76,250                  846,198
                                                           --------------    ---------------    ---------------------
Net increase (decrease) in cash                                  (2,064)              1,947                    3,060

Cash, beginning of period                                          5,124              2,089                        -
                                                           --------------    ---------------    ---------------------
Cash, end of period                                                3,060              4,036                    3,060
                                                           ==============    ===============    =====================

SUPPLEMENTAL CASH FLOW INFORMATION (Note 6)

                           The accompanying notes are an integral part of these interim financial statements

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $982,085 at June 30, 2006 and has incurred losses of $2,303,372 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

(c) Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

(b)     Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of June 30, 2006, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

(d) Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

(e) Financial Instruments

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash and, accounts payable, approximate fair values due to the short-term maturity of these instruments. The fair value of related party payables and default judgment is not determinable as there are no stated terms of repayment.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

(f) Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. As the Company has not granted any stock options to date, no pro forma information is provided.

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

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Note 3 – Related Party Transactions

Related party payables consist of the following:

                                                                       June 30,            December 31,
                                                                           2006                    2005
Unsecured payable to a shareholder with no specific terms
and due on demand.                                          $           183,725  $              106,000
                                                                   -------------     -------------------

                                                            $           183,725  $              106,000
                                                                   =============     ===================

The following represents related party transactions paid or accrued during the six months ended
June 30, 2006 and 2005:

                                                                                        Six months ended
                                                                                            June 30,
                                                                                   2006               2005

Consulting fees paid or accrued to a director                               $      12,000     $       10,500
Consulting fees paid or accrued to a significant shareholder                       30,000             30,000
Rent paid or accrued to a significant shareholder                                    6,000              6,000
                                                                               --------------     -------------

                                                                            $      48,000     $       46,500
                                                                               ==============     =============

Note 4 – Income Taxes

The Company accounts for its income taxes in accordance with the FASB No. 109, “Accounting for Income Taxes.” As of June 30, 2006, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Note 5 – Capital Stock

There were no changes in share capital for the six months ended June 30, 2006.

During the year ended December 31, 2005:

o	The Company issued 1,000,000 shares of common stock to a significant shareholder in exchange for consulting services valued at $10,000.

                    o                   The Company issued 12,493,300 shares of common stock for cash of $124,933.

The Company has not issued any stock options or warrants to date.

Note 6 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the six months ended June 30, 2006 and 2005 are as follows:

                                     Six months ended June 30,
                                            2006             2005

Interest                             $   -            $   -
                                         ============     ============
Income taxes                         $                $
                                         -                -
                                         ============     ============

During the six months ended June 30, 2006, the Company did not have any non-cash transactions.

During the six months ended June 30, 2005, the Company issued 250,000 shares of common stock in exchange for consulting services valued at $6,250.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

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

Judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,724 with interest accruing at 12% per annum on $525,000.   The Company believes that in the event the Plaintiffs attempt to enforce this judgment through court proceedings, the Company will ultimately succeed in defending this legal claim.

As of June 30, 2006 and December 31, 2005, principal and interest accrued with respect to the Default Judgment was $721,628 and $690,387 respectively.

Note 8 – Restatement

On December 15, 2005, the Company filed a 10-QSB/A whereby it restated its financial statements presented in its June 30, 2005 Quarterly Report. The restatement was as a result of a Default Judgment incurred against the Company on May 19, 2004 (See Note 7). At June 30, 2005, the Company accrued an additional $658,283 in principal and interest to record the judgment.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2006. Our fiscal year end is December 31.

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

Results of Operations

During the period ended June 30, 2006, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, professional fees, consulting fees and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since the Company does not anticipate generating any revenues in the near term it will continue to operate at a loss.

Net Losses

For the period from March 23, 1989 to June 30, 2006, the Company has recorded a cumulative net loss of $2,303,372. The Company’s operating losses are attributable to general and administrative expenses and a default judgment in the amount of $721,628 including interest as of the end of the period. The general and administrative expenses include incorporation costs, accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act.

Capital Expenditures

The Company spent no amounts on capital expenditures for the period from March 23, 1989 (inception) to June 30, 2006.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $3,060 as of June 30, 2006, which assets consist solely of cash on hand. Net stockholders deficiency in the Company was $982,085 at June 30, 2006.

Cash flow from operating activities was $1,616 for the three month period ended June 30, 2006 as compared to cash flow used in operating activities of $46,963 for the three month period ended June 30, 2005. Cash flow used in operating activities was $2,064 for the six month period ended June 30, 2006 as compared to cash flow used in operating activities of $74,303 for the six month period ended June 30, 2005. The positive change in cash flow in the current three month period and the decrease in cash flow used in operating activities in the current six month period is due to loans from related parties. Cash flow in all periods was primarily spent on general and administrative costs.

Cash flow provided from financing activities was $0 for the three month period ended June 30, 2006 as compared to cash flow provided from financing activities of $45,000 for the three month period ended June 30, 2005. Cash flow provided from financing activities was $0 for the six month period ended June 30, 2006 as compared to cash flow provided from financing activities of $76,250 for the six month period ended June 30, 2005.

The Company had a working capital deficit of $982,085 as of June 30, 2006 and has funded its cash needs from inception through a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside of the United States. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months.

As of June 30, 2006, the Company had no significant assets. Management does not believe that the Company has sufficient resources to meet the anticipated needs of the Company’s operations through the calendar year ending December 31, 2006 unless new funding is made available for general working capital. The Company may raise new capital through debt instruments, private placements or the public registration of its securities. However, the Company can offer no assurance that any capital raising efforts will be successful. Should the Company be unsuccessful in any capital raising efforts, management believes that it may need to curtail or cease business operations.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to engage any employees.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2005 included in the Company’ Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $2,196,809 as of December 31, 2005 which has grown to $2,303,372 as of June 30, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 8th day of August, 2006.

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