Form 10QSB
period 2006-09-30
ASP VENTURES CORP
filed 2006-11-14
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 13, 2006 was 41,070,069.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Balance Sheet as of September 30, 2006 (unaudited)	4
Interim Statement of Operations for the three and nine month periods ended September 30, 2006 and 2005 and the period from inception to September 30, 2006 (unaudited)	5
Interim Statement of Cash Flows for the nine month periods ended September 30, 2006 and 2005 and the period from inception to September 30, 2006 (unaudited)	6
Notes to the Interim Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	14
ITEM 3. CONTROLS AND PROCEDURES	19
PART II.
ITEM 1. LEGAL PROCEEDINGS	20
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	20
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 5. OTHER INFORMATION	20
ITEM 6. EXHIBITS	20
SIGNATURES	21
INDEX TO EXHIBITS	22

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

                                                ASP VENTURES CORP.
                                           (A Development Stage Company)

                                                  BALANCE SHEETS

                                                                           September 30,           December 31,
ASSETS                                                                         2006                    2005
                                                                        --------------------    --------------------
                                                                            (unaudited)             (Restated -
                                                                                                    See Note 9)
Current assets:

Cash                                                                     $             1,776     $             5,124
                                                                        ====================    ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                             88,404                  84,259
   Default judgement (Note 8)                                                       737,507                 690,387
   Due to related party (Note 3)                                                    213,500                 106,000
                                                                        --------------------    --------------------
      Total current liabilities                                                   1,039,411                 880,646
                                                                        --------------------    --------------------

Stockholders' deficit:
Capital stock (Note 6)
   Authorized
      Common stock, $.001 par value, 50,000,000 shares
   Issued and outstanding:
      41,071,069 common shares
      (December 31, 2005 - 41,071,069)                                               41,070                  41,070
   Additional paid-in capital                                                     1,280,217               1,280,217

   Deficit accumulated during the development stage                              (2,358,922)             (2,196,809)
                                                                        --------------------    --------------------

      Total stockholders' deficit                                                (1,037,635)               (875,522)
                                                                        --------------------    --------------------

         Total liabilities and stockholders' deficit                     $             1,776     $             5,124
                                                                        ====================    ====================

GOING CONCERN (Note 1(b))

                           The accompanying notes are an integral part of these interim financial statements

                                                                    ASP VENTURES CORP.
                                                               (A Development Stage Company)

                                                             INTERIM STATEMENTS OF OPERATIONS
                                                                        (unaudited)
                                                                                                                                             Cumulative
                                                                                                                                             results of
                                                                                                                                             operations
                                                                                                                                                from
                                                                                                                                             May 15,1998
                                                                                                                                              (Date of
                                                                Three months ended                          Nine months ended               Inception) to
                                                                  September 30,                              September 30,                  September 30,
                                                             2006               2005                    2006                2005                2006
                                                        ---------------    ----------------        ---------------     ---------------    ------------------
                                                              $                   $                      $                   $                    $
                                                                             (Restated -                                (Restated -
                                                                             See Note 9)                                See Note 9)
Revenue                                                              -                   -                      -                   -                     -
                                                        ---------------    ----------------        ---------------     ---------------    ------------------

General and administrative costs                                39,671              42,488                114,993             116,766             1,663,665
Gain on forgiveness of debt                                          -                   -                      -                   -              (42,250)
Loss - default judgement                                        15,879              15,707                 47,120              46,602               737,507
                                                        ---------------    ----------------        ---------------     ---------------    ------------------

  Net loss                                                    (55,550)            (58,195)              (162,113)           (163,368)           (2,358,922)
                                                        ===============    ================        ===============     ===============    ==================

Loss per common share - basic and diluted                       (0.00)              (0.00)                 (0.00)              (0.00)
                                                        ===============    ================        ===============     ===============

Weighted average common shares -
  basic and diluted                                         41,071,069          33,937,197             41,071,069          36,986,083
                                                        ===============    ================        ===============     ===============

                           The accompanying notes are an integral part of these interim financial statements

                                                ASP VENTURES CORP.
                                           (A Development Stage Company)
                                         INTERIM STATEMENTS OF CASH FLOWS
                              May 15, 1998 ( Date of Inception) to September 30, 2006
                                                    (unaudited)
                                                                                                     Cumulative
                                                                                                     results of
                                                                                                  operations from
                                                                                                    May 15,1998
                                                                                                      (Date of
                                                                    Nine months ended                Inception)
                                                                      September 30,                 to September
                                                                  2006             2005               30, 2006
                                                              -------------    --------------    -------------------
                                                                   $                 $                   $

Cash flows from operating activities:
   Net loss                                                      (162,113)         (163,368)            (2,358,922)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Loss - default judgement                                      47,120            46,602                737,507
      Gain on forgiveness of debt                                        -                 -               (42,250)
      Non-cash settlement of accounts payable                                                               395,742
        Stock compensation expense                                       -                 -                121,597
        Accrued and unpaid consulting fees                          53,000                 -                213,500
     Increase (decrease) in:
       Accounts payable and accrued expenses                         4,145           (7,776)                 30,903
                                                                  (57,848)         (124,542)              (901,923)
                                                              -------------    --------------    -------------------

Cash flows from financing activities:
   Increase (decrease) in notes payable                                  -          (10,000)                131,843
   Advances from (repayments to) related parties                    54,500          (16,862)                57,500
   Issuance of common stock                                              -          106,228                 714,356
   Collection of stock subscription receivable                           -           49,955                       -
                                                              -------------    --------------    -------------------
                                                                    54,500          129,321                 903,699
                                                              -------------    --------------    -------------------

Net increase (decrease) in cash                                    (3,348)            4,779                   1,776

Cash, beginning of period                                            5,124            2,089                       -
                                                              -------------    --------------    -------------------

Cash, end of period                                                  1,776            6,868                   1,776
                                                              =============    ==============    ===================

SUPPLEMENTAL CASH FLOW INFORMATION (Note 7)

                           The accompanying notes are an integral part of these interim financial statements

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2006

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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $1,037,635 at September 30, 2006 and has incurred losses of $2,358,922 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

(c) Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2006

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

(c) Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of September 30, 2006, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

(e) Financial Instruments

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, accounts payable, and amounts due to a related party approximate fair values due to the short-term maturity of the instruments.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2006

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

September 30, 2006

(unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

(g) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

(g)     Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

Note 3 – Due to Related Parties

Related party payables consist of the following:

                                                                      September 30,     December 31,
                                                                               2006             2005
Due to significant shareholders, unsecured,                   $             213,500  $       106,000
non-interest bearing and due on demand                              ---------------   --------------
                                                              $             213,500  $       106,000
                                                                     ===============   ==============

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

Note 4 – Related Party Transactions

The following represents related party transactions paid or accrued during the nine months ended September 30, 2006 and 2005.

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                          2006             2005
Consulting fees paid or accrued to a director                                  $        18,000  $        13,813
Consulting fees paid or accrued to a significant shareholder                            45,000           45,000
Rent paid or accrued to a significant shareholder                                        9,000            9,000
                                                                                 --------------   --------------
                                                                                 --------------   --------------
                                                                               $        72,000  $        67,813
                                                                                 ==============   ==============
                                                                                 ==============   ==============

The Above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Refer to Note 7.

Note 5 – Income Taxes

The Company accounts for its income taxes in accordance with the FASB No. 109, “Accounting for Income Taxes.” As of September 30, 2006, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Note 6 – Capital Stock

There were no changes in share capital for the nine months ended September 30, 2006.

During the year ended December 31, 2005:

o The Company issued 1,000,000 shares of common stock to a significant shareholder in exchange for consulting services valued at $10,000.

o The Company issued 12,493,300 shares of common stock for cash of $124,933.

The Company has not issued any stock options or share purchase warrants to date.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

Note 7 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the nine months ended September 30, 2006 and 2005 are as follows:

                                      Nine months ended September 30,
                                             2006            2005
Interest                              $             - $             -
                                          ============    ============
                                          ============    ============
Income taxes                          $             - $             -
                                          ============    ============

During the nine months ended September 30, 2006, the Company did not have any non-cash transactions.

During the nine months ended September 30, 2005, the Company issued 1,000,000 shares of common stock to a significant shareholder in exchange for consulting services valued at $10,000.

Note 8 – Default Judgment

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

As of September 30, 2006 and December 31, 2005, principal and interest accrued with respect to the Default Judgment was $737,507 and $690,387 respectively.

Note 9 – Restatement

On December 15, 2005, the Company filed a 10-QSB/A whereby it restated its financial statements presented in its September 30, 2005 Quarterly Report. The Company restated its September 30, 2005 financial statements, because it had not accrued the default judgment that was lodged against the Company on May 19, 2004 (See Note 8). As a result of the restatement, the Company recorded principal and interest accrued with respect to the Default Judgment at $673,990 as of September 30, 2005

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2006. Our fiscal year end is December 31.

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

Results of Operations

During the period ended September 30, 2006, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, professional fees, consulting fees and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since the Company does not anticipate generating any revenues in the near term it will continue to operate at a loss.

Net Losses

For the period from March 23, 1989 to September 30, 2006, the Company has recorded a cumulative net loss of $2,358,922. The Company’s operating losses are attributable to general and administrative expenses and a default judgment in the amount of $737,507 including interest as of the end of the period. The general and administrative expenses include incorporation costs, accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from March 23, 1989 (inception) to September 30, 2006.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $1,776 as of September 30, 2006, which consist solely of cash on hand. Net stockholders deficiency in the Company was $1,037,635 at September 30, 2006.

Cash flow used in operating activities was $57,848 for the nine month period ended September 30, 2006 as compared to cash flow used in operating activities of $124,542 for the nine month period ended September 30, 2005. The decrease in amounts used in operating activities in the current nine month period is due to loans from related parties. Cash flow in both periods was primarily spent on general and administrative costs.

Cash flow provided from financing activities was $54,500 for the nine month period ended September 30, 2006 as compared to cash flow provided from financing activities of $129,321 for the nine month period ended September 30, 2005.

The Company had a working capital deficit of $1,037,635 as of September 30, 2006 and has funded its cash needs from inception through a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside of the United States. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months.

As of September 30, 2006, the Company had no significant assets. Management does not believe that the Company has sufficient resources to meet the anticipated needs of the Company’s operations through the calendar year ending December 31, 2006 unless new funding is made available for general working capital. The Company may raise new capital through debt instruments, private placements or the public registration of its securities. However, the Company can offer no assurance that any capital raising efforts will be successful. Should the Company be unsuccessful in any capital raising efforts, management believes that it may need to curtail or cease business operations.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations

In September 2006, the Securities and Exchange Commission (“Commission”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in section titled “Plan of Operation,” with the exception of historical facts, are forward looking statements within the meaning of the Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

— our anticipated financial performance and business plan;

— the sufficiency of existing capital resources;

— our ability to raise additional capital to fund cash requirements for future operations;

— uncertainties related to the Company’s future business prospects;

— the ability of the Company to generate revenues to fund future operations;

— the volatility of the stock market and;

— general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors”. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Since our inception in 1989, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $2,196,809 at December 31, 2005, which had increased to $2,358,922 at September 30, 2006. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Legal proceedings were initiated against the Company resulting in a default judgment on May 19, 2004, totaling $588,724.45. With interest, such amount as increased to $737,507. Though we deny any liability in the matter and believe that any attempt by the plaintiff in the case to enforce the judgment through court proceeding will fail, the liability will further hinder our ability to fulfill our plan of operations in acquisition of a profitable business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $2,196,809 as of December 31, 2005 which has grown to $2,358,922 as of September 30, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.           CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 22 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of November, 2006.

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