Form 10KSB
period 2006-12-31
ASP VENTURES CORP
filed 2007-04-05
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 .

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

Yes     X              No

The registrant's net sales for the year ended December 31, 2006, were $0.

The aggregate market value of the registrant's common stock,  (the only class of voting stock), held by non-affiliates was approximately $360,711 based on the average closing bid and asked prices for the common stock on April 5, 2007.

On April 5, 2007, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 41,071,069.

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

Since our inception in 1989, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $2,390,392 at December 31, 2006. During fiscal 2006, we recorded a net loss of $193,583. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Legal proceedings were initiated against the Company resulting in a default judgment on May 19, 2004, totaling $588,724 which liability has grown to $753,387 with accrued interest as of December 31, 2006. Though we deny any liability in the matter and believe that any attempt by the plaintiff in the case to enforce the judgment through court proceeding will fail, the liability will further hinder our ability to fulfill our plan of operations in acquisition of a profitable business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2008 investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 3. LEGAL PROCEEDINGS

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (“Plaintiffs”) against the Company on February 4, 2004 in the United States District Court, Southern District of New York. The claim was for $525,000 plus interest in connection with the Company’s alleged breach of a settlement agreement purportedly made between the parties as the result of funds loaned to Elite Jet, Inc., a non-party to the action. Although the Company denied any liability in this action it was unable to respond in a timely fashion to the legal proceedings which resulted in a default judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,724 with interest accruing at 12% per annum on $525,000. The Company continues to deny any liability in this matter and believes that in the event Plaintiffs attempt to enforce this judgment through court proceedings that the Company will ultimately succeed on the merits of its position. As of December 31, 2006, principal and interest accrued with respect to the Default Judgment was $753,387.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

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

YEAR	QUARTER ENDING	HIGH	LOW
2006	December 31	$0.01	$0.01
	September 30	$0.01	$0.01
	June 30	$0.02	$0.02
	March 31	$0.02	$0.01
2005	December 31	$0.02	$0.01
	September 30	$0.03	$0.02
	June 30	$0.03	$0.01
	March 31	$0.02	$0.01

Record Holders

As of April 5, 2007, there were approximately 43 shareholders of record holding a total of 41,071,069 shares of common stock. The sole member of the board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company’s outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

This management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2006.

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

Results of Operations

During the year ended December 31, 2006, the Company’s operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

We do not expect to generate revenues within the next twelve months of operation or ever, since we have yet to acquire a favorable business opportunity, which opportunity if acquired, may or may not produce revenue.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since we do not anticipate generating any revenues in the near term we will continue to operate at a loss.

Net Loss

For the period from May 15, 1998, to December 31, 2006, the Company recorded an operating loss of $2,390,392. The Company’s operating loss is attributable to general and administrative expenses. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. General and administrative expenses also include exploration expenses incurred by consultants, the costs associated with test results, costs directly related to our exploration program and option expenses. We did not generate any revenues during this period.

We expect to continue to operate at a loss through fiscal 2007 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from May 15, 1998, to December 31, 2006.

Capital Resources and Liquidity

The Company had current and total assets of $1,416 as of the twelve month period ended December 31, 2006. These assets consist of cash on hand of $1,416. Net stockholders’ deficit in the Company was $1,069,105 at December 31, 2006. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $912,283 for the period from May 15, 1998, to December 31, 2006. Cash was used on accounting, administration, consulting and professional fees.

Cash flow provided from financing activities was $913,699 for the period from May 15, 1998, to December 31, 2006. Financing activities have consisted of sales of the Company’s common stock and related party loans over the period.

During the annual period ended December 31, 2006, the Company realized $64,500 in advances loaned by a significant shareholder. Proceeds received were used to satisfy ongoing operational requirements.

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

      Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from related party advances and private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2006, are attached hereto as pages F-1 through F-14.

                                                          ASP VENTURES CORP.
                                                     (A Development Stage Company)
                                                Years Ended December 31, 2006 and 2005

                                                                 INDEX

                                                                                                        Page

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

Dale Matheson Carr-Hilton Labonte LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ASP Ventures Inc.:

We have audited the accompanying balance sheets of ASP Ventures Inc. (the “Company”) (a development stage company) as at December 31, 2006 and 2005 and the statements of operations, stockholders’ deficit, and cash flows for the years then ended and the cumulative period from May 15, 1998 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from May 15, 1998 (inception) to December 31, 2004 were reported on by other auditors and reflect a total net loss of $1,974,827 of the related cumulative totals. The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such periods prior to the year ended December 31, 2005, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders’ deficit for the years then ended and for the period from May 15, 1998 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue or cash flow from operations and its liabilities exceed its assets. Since the Company’s incorporation it has incurred an accumulated deficit of $2,390,392 as of December 31, 2006. The Company also had a working capital deficit of $1,069,105 as of December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

March 22, 2007

Vancouver, Canada

                                                  ASP VENTURES CORP.
                                            (A Development Stage Company)

                                                    BALANCE SHEETS

                                                                         December 31,                December 31,
ASSETS                                                                       2006                        2005
                                                                   --------------------------    ----------------------

Current assets:

Cash                                                                $                  1,416      $               5,124
                                                                   ==========================    ======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                              74,134                     84,259
   Default judgment (Note 8)                                                         753,387                    690,387
   Related party payables (Note 3)                                                   243,000                    106,000
                                                                   --------------------------    ----------------------
      Total current liabilities                                                    1,070,521                    880,646
                                                                   --------------------------    ----------------------

Stockholders' deficit:
Capital stock (Note 6)
   Authorized
      Common stock, $.001 par value, 50,000,000 shares
   Issued and outstanding
      Authorized, 41,071,069 shares issued
       (December 31, 2005 - 41,071,069)                                               41,070                     41,070
   Additional paid-in capital                                                      1,280,217                  1,280,217

   Deficit accumulated during the development stage                              (2,390,392)                (2,196,809)
                                                                   --------------------------    ----------------------

      Total stockholders' deficit                                                (1,069,105)                   (875,522)
                                                                   --------------------------    ----------------------

         Total liabilities and stockholders' deficit                $                  1,416      $               5,124
                                                                   ==========================    ======================

GOING CONCERN (Note 1(b))

                              The accompanying notes are an integral part of these financial statements.

                                                                  ASP VENTURES CORP.
                                                             (A Development Stage Company)

                                                               STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                     results of
                                                                                                     operations from
                                                                                                       May 15,1998
                                                                                                         (Date of
                                                                                                        Inception)
                                                                                                     to December 31,
                                                                 2006                2005                  2006
                                                            ---------------    -----------------    -------------------
                                                            $                  $                    $

Revenue                                                                  -                    -                       -
                                                            ---------------    -----------------    -------------------

General and administrative costs                                130,583                 158,982               1,679,255

Gain on forgiveness of debt                                              -                    -                (42,250)

Loss - default judgment (Note 8)                                    63,000               63,000                 753,387
                                                            ---------------    -----------------    -------------------

          Net loss                                             (193,583)              (221,982)             (2,390,392)
                                                            ===============    =================    ===================

Loss per common share - basic and diluted                           (0.01)               (0.01)
                                                            ===============    =================

Weighted average common shares -
  basic and diluted                                             41,071,069          32,954,000
                                                            ===============    =================

                              The accompanying notes are an integral part of these financial statements.

                                                                       ASP VENTURES CORP.
                                                                 (A Developmental Stage Company)
                                                               STATEMENT OF STOCKHOLDERS' DEFICIT
                                                      May 15, 1998 (Date of Inception) to December 31, 2006

                                                                                                                                   Deficit
                                                                                                                                 Accumulated
                                                                                          Additional                             During the
                                                            Common Stock                   Paid-in              Stock            Development
                                                  ---------------------------------
                                                     Shares             Amount             Capital          Subscriptions           Stage               Total
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at May 15, 1998 (date of inception)           1,000,000   $          1,000   $           4,000  $               -  $           (5,000)  $               -

Net loss                                                      -                  -                   -                  -              (2,500)            (2,500)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 1998                          1,000,000              1,000               4,000                  -              (7,500)            (2,500)

Issuance of common stock in private placement         2,000,000              2,000             386,000                  -        -                        388,000

Net loss                                                      -                  -                   -                  -            (440,366)          (440,366)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 1999                          3,000,000              3,000             390,000                  -            (447,866)           (54,866)

Issuance of common stock for consulting fees            150,000                150              74,850                  -        -                         75,000

Net loss                                                      -                  -                   -                  -            (299,830)          (299,830)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 2000                          3,150,000              3,150             464,850                  -            (747,696)          (279,696)

Net loss                                                      -                  -                   -                  -            (132,172)          (132,172)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 2001                          3,150,000              3,150             464,850                  -            (879,868)          (411,868)

Issuance of common stock for:
 Consulting fees                                        266,937                267              13,580                  -                    -             13,847
 Accounts payable                                     1,061,878              1,062             152,546                  -                    -            153,608

Net loss                                                      -                  -                   -                  -            (152,507)          (152,507)

                                                  -------------- --- -------------- --- --------------- --- -------------- --- ---------------- --- --------------
                                                  -------------- --- -------------- --- --------------- --- -------------- --- ---------------- --- --------------
Balance at December 31, 2002                          4,478,815  $           4,479  $          630,976  $               -  $       (1,032,375)  $       (396,920)
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

                                                                       ASP VENTURES CORP.
                                                                 (A Developmental Stage Company)
                                                         STATEMENT OF STOCKHOLDERS' DEFICIT (continued)
                                                      May 15, 1998 (Date of Inception) to December 31, 2006

                                                                                                                                   Deficit
                                                                                                                                 Accumulated
                                                                                          Additional                             During the
                                                            Common Stock                   Paid-in              Stock            Development
                                                     Shares             Amount             Capital          Subscriptions           Stage               Total
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 2002, carried forward         4,478,815  $           4,479  $          630,976  $               -  $       (1,032,375)  $       (396,920)

Issuance of common stock for:
 Consulting fees                                        230,000                230              11,270                  -                    -             11,500
 Cash                                                   300,000                300              29,700                  -                    -             30,000
 Accounts payable and notes payable                   3,843,954              3,843             327,884                  -                    -            331,727

Net loss                                                      -                  -                   -                  -            (179,053)          (179,053)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 2003                          8,852,769              8,852             999,830                  -          (1,211,428)          (202,746)

Issuance of common stock for:
 Consulting fees                                        250,000                250               6,000                  -                    -              6,250
 Cash                                                16,475,000             16,475             148,275                  -                    -            164,750
 Stock subscription receivable                        2,000,000              2,000              18,000           (20,000)                    -                  -
 Offering costs                                               -                  -            (13,328)                  -                    -           (13,328)

Net loss                                                      -                  -                   -                  -            (763,399)          (763,399)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------

Balance at December 31, 2004                         27,577,769             27,577           1,158,777           (20,000)          (1,974,827)          (808,473)

Issuance of common stock for:

   Cash                                              12,493,300             12,493             112,440                  -                    -            124,933

   Consulting fees                                    1,000,000              1,000               9,000                  -                    -             10,000

   Stock subscription received                                -                  -                   -             20,000                    -             20,000

Net loss                                                      -                  -                   -                  -            (221,982)          (221,982)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------
Balance at December 31, 2005
                                                     41,071,069             41,070           1,280,217                  -          (2,196,809)          (875,522)

Net Loss                                                      -                  -                   -                  -            (193,583)          (193,583)
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------
                                                  --------------     --------------     ---------------     --------------     ----------------     --------------
Balance at December 31, 2006                         41,071,069  $          41,070  $        1,280,217  $               -  $       (2,390,392)  $     (1,069,105)
                                                  ==============     ==============     ===============     ==============     ================     ==============

                               The accompanying notes are an integral part of these financial statements.

                                                          ASP VENTURES CORP.
                                                     (A Development Stage Company)
                                                       STATEMENTS OF CASH FLOWS
                                         May 15, 1998 (Date of Inception) to December 31, 2006

                                                                                                                Cumulative
                                                                                                                results of
                                                                                                             operations from
                                                                                                               May 15,1998
                                                                                                                 (Date of
                                                                                                                Inception)
                                                                                                             to December 31,
                                                                           2006                2005                2006
                                                                      ----------------    ---------------    -----------------
                                                                      $                   $                  $
Cash flows from operating activities:
   Net loss                                                                 (193,583)          (221,982)          (2,390,392)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Loss - default judgment                                               63,000                                 753,387
                                                                                                  63,000
                                                                                                                     (42,250)
         Gain on forgiveness of debt                                                -                  -
                                                                                                                      453,241
                                                                                    -
         Non-cash settlement of accounts payable                                                       -
                                                                                                                      121,597
         Stock-based compensation                                                   -             10,000
                                                                               72,500                                 175,500
         Accrued and unpaid consulting fees                                                        6,138
         Increase (decrease) in:
                                                                             (10,125)
             Accounts payable and accrued expenses                                                12,945               16,634
                                                                      ----------------    ---------------    -----------------
                                                                             (68,208)          (129,899)            (912,283)
                                                                      ----------------    ---------------    -----------------

Cash flows from financing activities:
                                                                                                (10,000)              131,843
   Increase (decrease) in notes payable                                             -
                                                                               64,500
   Advances from (repayments to) related parties                                                 (2,000)               67,500
                                                                                                 144,934              714,356
   Issuance of common stock                                                         -
                                                                      ----------------    ---------------    -----------------
                                                                               64,500            132,934              913,699
                                                                      ----------------    ---------------    -----------------

Net increase (decrease) in cash                                               (3,708)              3,035                1,416

Cash, beginning of year                                                         5,124              2,089                    -
                                                                      ----------------    ---------------    -----------------

Cash, end of year                                                               1,416              5,124                1,416
                                                                      ================    ===============    =================
SUPPLEMENTAL CASH FLOW INFORMATION AND
NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 7)

                              The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $1,069,105 at December 31, 2006 and has incurred losses of $2,390,392 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

December 31, 2006

Note 2 – Summary of Significant Accounting Policies (continued)

(c) Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of December 31, 2006, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

December 31, 2006

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

December 31, 2006

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 2 – Summary of Significant Accounting Policies (continued)

(g)     Recent Accounting Pronouncements ( continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the over or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Note 3 – Due to Related Parties

Related party payables consist of the following:

                                                                                                      December 31,

                                                                                                      2006              2005

Unsecured payable to a director and officer                $                  1,500       $       -

Unsecured payable to a shareholder with no                               241,500           106,000

specific terms and due  on demand                             $              243,000       $  106,000

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 4 – Related Party Transactions

The following represents related party transactions paid or accrued during the years ended December 31, 2006 and 2005.

                                                                                                                     Years ended

                                                                                                                   December 31,

                                                                                                                   2006                2005

Consulting fees paid or accrued to a director                                       $     24,000     $     18,000

Consulting fees paid or accrued to a significant shareholder                         60,000            60,000

Rent paid or accrued to a significant shareholder                                         12,000            12,000

                                                                                                           $     96,000    $     90,000

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5 – Income Taxes

The Company accounts for its income taxes in accordance with the FASB No. 109, “Accounting for Income Taxes.” As of December 31, 2006, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Note 6 – Capital Stock

There were no changes in share capital for the year ended December 31, 2006.

During the year ended December 31, 2005:

o The Company issued 1,000,000 shares of common stock to a significant shareholder in exchange for consulting services valued at $10,000.

o The Company issued 12,493,300 shares of common stock for cash of $124,933.

The Company has not issued any stock options or warrants to date.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 7 – Supplemental Cash Flow Information and Non-Cash Investing and Financing Activities

Actual amounts paid for interest and income taxes for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Interest	$-	$-
Income taxes	$-	$-

During the year ended December 31, 2006, the Company did not have any other significant non-cash transactions.

During the year ended December 31, 2005, the Company issued 1,000,000 shares of common stock to a significant shareholder in exchange for consulting services valued at $10,000.

Note 8 – Default Judgment

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (“Plaintiffs”) against the Company on February 4, 2004 in the United States District Court, southern District of New York. The claim was for $525,000 plus interest in connection with the Company’s alleged breach of a settlement agreement purportedly made between the Company, Elite Jet, Inc., Gem Global Yield Fund Limited and Turbo International Ltd. in satisfaction of funds loaned by the Plaintiffs to Elite Jet, Inc., a non-party to the legal proceedings. Although the Company denied any liability in this action, it did not file a defense to the legal proceedings which resulted in a Default.

Judgment was in favor of the Plaintiffs on May 19, 2004 in the amount of $588,724 with interest accruing at 12% per annum on $525,000.

The Company believes that in the event the Plaintiffs attempt to enforce this judgment through Court proceedings that the Company will ultimately succeed in defending this legal claim.

As of December 31, 2006 and 2005, principal and interest accrued with respect to the Default Judgment was $753,387 and $690,387 respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 17, 2005, the Company dismissed Jones Simkins, P.C. (“Jones”) the principal accountant previously engaged to audit the Company’s financial statements and retained Dale Matheson Carr-Hilton LaBonte LLP (“DMCL”) as the principal accountants to replace Jones. The Company’s board of directors approved the change of accountants from Jones to DMCL.

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

During the fiscal years ending December 31, 2004 and December 31, 2003 including the subsequent interim periods since engagement through October 17, 2005, the date of Jones’s dismissal, and prior to the appointment of DMCL, the Company (or anyone on its behalf) did not consult with Dale Matheson regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult DMCL in respect to these matters during the time periods detailed herein.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the periods ended December 31, 2006 and 2005.

ITEM 8B OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The officers and directors of the Company as of April 5, 2007, are as follows:

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

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro serves as (a) an officer and director (December 2005 to present) of Newtech Resources, Inc., an OTC:BB quoted company without operations, (b) an officer and director (January 2000 to present) of Sona Development Corp. an OTC: BB quoted company without operations, (c) an officer and director (April 1999 to present) of Providence Resources, Inc., an OTC: BB quoted company involved in exploration for oil and gas, (d)  an officer and director (March 2007 to present) of Enwin Resources, Inc, an OTC: BB quoted company without operations, and (e) a director (February 2004 to March 2007) of Solar Energy Limited an OTC:BB quoted company involved in the development of alternative sources of energy. Ms. Coccaro has also served as an officer and director (February 2000 to January 2004) of OpenLimit, Inc., an OTC: BB quoted company involved in credit card encryption technology. Between September 1998 and December 2005 Ms. Coccaro acted as the Consul of Uruguay to Western Canada.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of a certain individuals who during the period ended December 31, 2006 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

o Abdul Majeed Ismail Ali Al Fahim failed to file a Form 5 despite being the beneficial owner of more than ten percent of the common stock of the Company.

o Shafiq Nazerali failed to file a Form 5 despite being the beneficial owner of more than ten percent of the common stock of the Company.

o Nora Coccaro failed to file a Form 5 despite being an officer and director of the Company.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our sole executive officer. The Corporation’s single salary is designed to retain the services of our executive officer. Salary is currently the only type of compensation used in our compensation program. We use this form of compensation because we feel that it is adequate to retain and motivate our executive officer. The amount we deem appropriate to compensate our executive officer is determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Table

The following table provides summary information for the years 2006, 2005, and 2004 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Nora Coccaro, CEO, CFO, PAO and director	2006 2005 2004	24,000 18,000 18,000	- - -	- - -	- - -	- - -	- - -	- - -	24,000 18,000 18,000

The Company has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor does the Company have any “Post Employment Payments” to report.

Directors receive no compensation for their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of April 5, 2007, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 5, 2007, there were 41,071,069 shares of common stock issued and outstanding.

Title of Class	Name and Address	Number of Shares	% of Class
Common Stock	Nora Coccaro, director and executive officer 2610-1066 West Hastings Street Vancouver British Columbia, Canada	0	0.0
Common Stock	Shafiq Nazerali 2610-1066 West Hastings Street Vancouver British Columbia, Canada	3,410,462	8.3
Common Stock	Abdul Majeed Ismail Ali Al Fahim 2610-1066 West Hastings Street Vancouver British Columbia, Canada	5,000,000	12.2
Common Stock	All executive officers and Directors as a Group(1)	0	0.0

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 20, 2005, the Company issued 1,000,000 shares to Shafiq Nazerali, a significant shareholder, in exchange for consulting services, valued at $0.01 per share or $10,000.

During 2006 and 2005, the Company paid consulting fees of $60,000 per year and rent of $1,000 per month to Shafiq Nazerali, a significant shareholder.

During 2006 and 2005, the Company paid consulting fees of $24,000 and $18,000 respectively to Nora Coccaro, the Company’s sole director and executive officer.

ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 20 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Dale Matheson Carr-Hilton LaBonte LLP provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2006 and 2005. The aggregate fees billed by Dale Matheson for the audit of the Company’s annual financial statement and a review of the Company’s quarterly financial statements for the periods ended December 31, 2006 and 2005 was $20,500 (estimated) and $16,300 respectively .

Audit Related Fees

DMCL billed to the Company no fees in each of 2006 and 2005 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

DMCL billed to the Company fees of $0 in 2006 and 2005 for professional services rendered in connection with the preparation of the Company’s tax returns for the respective periods.

All Other Fees

DMCL billed to the Company no fees in 2006 and 2005 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by DMCL, as detailed above, were pre-approved by the Company’s board of directors. DMCL performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of April 2007.

ASP Ventures Corp /s/ Nora Coccaro Nora Coccaro Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nora Coccaro Nora Coccaro	Director	April 5, 2007

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999)
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999)
3(ii)	*	Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999)
14	*	Code of Ethics adopted March 30, 2004 (incorporated by reference to the Form 10-KSB/A filed with the Securities and Exchange Commission on April 2, 2004
31	Attached

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