Form 10QSB
period 2007-03-31
ASP VENTURES CORP
filed 2007-05-14
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 14, 2007 was 41,070,069.

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

ASP VENTURES CORP.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
ASSETS	2007	2006
	(Unaudited)

Current assets:
Cash	$ 1,341	$ 1,416

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	79,121	74,134
Default judgment (Note 8)	768,921	753,387
Related party payables (Note 3)	273,500	243,000
Total current liabilities	1,121,542	1,070,521

Stockholders' deficit:
Capital stock (Note 6)
Authorized
Common stock, $.001 par value, 50,000,000 shares
Issued and outstanding
Authorized, 41,071,069 shares issued
(December 31, 2006 - 41,071,069)	41,070	41,070
Additional paid-in capital	1,280,217	1,280,217
Deficit accumulated during the development stage	(2,441,488)	(2,390,392)
Total stockholders' deficit	(1,120,201)	(1,069,105)

Total liabilities and stockholders' deficit	$ 1,341	$ 1,416

GOING CONCERN (Note 1(b))

The accompanying notes are an integral part of these interim financial statements

ASP VENTURES CORP.

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS

Unaudited

			Cumulative
			results of
			operations from
			May 15,1998
	Three months ended March 31,		(Date of Inception)
	2007	2006	to March 31, 2007

Revenue	$-	$-	$-

General and administrative costs	35,562	37,017	1,714,817
Gain on forgiveness of debt	-	-	(42,250)
Loss - default judgment (Note 8)	15,534	15,534	768,921

Net loss	(51,096)	(52,551)	(2,441,488)

Loss per common share - basic and diluted	(0.00)	(0.10)

Weighted average common shares -
basic and diluted	41,071,069	41,070,069

The accompanying notes are an integral part of these interim financial utatements

ASP VENTURES CORP.

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

Unaudited

			Cumulative
			results of
			operations from
	Three months ended		May 15,1998
	March 31,		(Date of Inception)
	2007	2006	to March 31, 2007

Cash flows from operating activities:
Net loss	$ (51,096)	$(52,551)	$(2,441,488)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss - default judgment	15,534	15,534	768,920
Gain on forgiveness of debt	-	-	(42,250)
Non-cash settlement of accounts payable	-	-	453,241
Stock-based compensation	-	-	121,597
Accrued and unpaid consulting fees	21,500	18,475	197,000
Increase (decrease) in:
Accounts payable and accrued expenses	4,987	(1,138)	21,621
	(9,075)	(19,680)	(921,358)

Cash flows from financing activities:
Increase (decrease) in notes payable	-	-	131,843
Advances from (repayments to) related parties	9,000	16,000	76,500
Issuance of common stock	-	-	714,356
	9,000	16,000	922,699
Net increase (decrease) in cash	(75)	(3,680)	1,341

Cash, beginning of period	1,416	5,124	-

Cash, end of period	1,341	1,444	1,341

SUPPLEMENTAL CASH FLOW INFORMATION AND

NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 7)

The accompanying notes are an integral part of these interim financial utatements

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2007

Unaudited

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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $1,120,201 at March 31, 2007 and has incurred losses of $2,441,488 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2007

Unaudited

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

(c) Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of March 31, 2007, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2007

Unaudited

Note 2 – Summary of Significant Accounting Policies (continued)

(e) Financial Instruments

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, accounts payable, and amounts due to a related party approximate fair value due to the short-term maturity of the instruments.

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

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2007

Unaudited

Note 2 – Summary of Significant Accounting Policies (continued)

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

March 31, 2007

Unaudited

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

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2007

Unaudited

Note 3 – Due to Related Parties

Related party payables consist of the following:

                                                                                                            March 31,

                                                                                                          2007        2006

Unsecured payable to a director and officer                                         5,000        -

Unsecured payable to a shareholder with no                                     268,500   140,475

specific terms and due  on demand

                                                                                                    $ 273,500    $ 140,475

Note 4 – Related Party Transactions

The following represents related party transactions paid or accrued during the three months ended March 31, 2007 and 2006.

                                                                                                             Three months ended

                                                                                                                     March 31

                                                                                                               2007           2006

Consulting fees paid or accrued to a director                                     $     6,000    $   4,500

Consulting fees paid or accrused to a significant shareholder                    15,000      15,000

Rent paid or accrued to a significant shareholder                                        3,000        3,000

                                                                                                         $    24,000   $ 22,500

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Refer to Note 7.

Note 5 – Income Taxes

The Company accounts for its income taxes in accordance with the FASB No. 109, “Accounting for Income Taxes.” As of March 31, 2007, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income and will expire commencing in 2017. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2007

Unaudited

Note 6 – Capital Stock

There were no changes in share capital for the three months ended March 31, 2007.

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

Note 7 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the three months ended March 31, 2007 and 2006 are as follows:

                                                                           Three months ended March 31,

                                                                               2007              2006

Interest                                                                $        -       $           -

                                                                     ========     ==========

Income taxes                                                       $        -       $            -

                                                                         ---------           -------------

During the three months ended March 31, 2007, the Company did not have any other significant non-cash transactions.

During the three months ended December 31, 2006, the Company did not have any other significant non-cash transactions.

During the year ended December 31, 2005, the Company issued 1,000,000 shares of common stock to a significant shareholder in exchange for consulting services valued at $10,000.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2007

Unaudited

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

As of March 31, 2007 and December 31, 2006, principal and interest accrued with respect to the Default Judgment was $768,921 and $753,387 respectively.

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

Results of Operations

During the period ended March 31, 2007, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, professional fees, consulting fees and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since the Company does not anticipate generating any revenues in the near term it will continue to operate at a loss.

Net Losses

For the period from May 15, 1998 to March 31, 2007, the Company has recorded a cumulative net loss of $2,441,488. The Company’s operating losses are attributable to general and administrative expenses and a default judgment in the amount of $768,921 including interest as of the end of the current period. The general and administrative expenses include incorporation costs, accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from May 15, 1998 (inception) to March 31, 2007.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $1,341 as of March 31, 2007, which consist solely of cash on hand. Net stockholders deficiency in the Company was $1,120,201 at March 31, 2007.

Cash flow used in operating activities was $9,075 for the three month period ended March 31, 2007 as compared to cash flow used in operating activities of $19,680 for the three month period ended March 31, 2006. The decrease in amounts used in operating activities in the current three month period is due to an increase in amounts payable for consulting fees and an increase in accrued expenses. Cash flow in both periods was primarily spent on general and administrative costs.

Cash flow provided from financing activities was $9,000 for the three month period ended March 31, 2007 as compared to cash flow provided from financing activities of $16,000 for the three month period ended March 31, 2006. Cash flow provided from financing activities in the current period can be attributed to a loan from a shareholder.

The Company had a working capital deficit of $1,120,201 as of March 31, 2007 and has funded its cash needs from inception through a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside of the United States. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months.

As of March 31, 2007, the Company had no significant assets. Management does not believe that the Company has sufficient resources to meet the anticipated needs of the Company’s operations through the calendar year ending December 31, 2007 unless new funding is made available for general working capital. The Company may raise new capital through debt instruments, private placements or the public registration of its securities. However, the Company can offer no assurance that any capital raising efforts will be successful. Should the Company be unsuccessful in any capital raising efforts, management believes that it may need to curtail or cease business operations.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to engage any employees.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2006 included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in section titled “Plan of Operation,” with the exception of historical facts, are forward looking statements within the meaning of the Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

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

Risks Factors

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this quarterly report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1989, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $2,390,392 at December 31, 2006, which had increased to $2,441,488 at March 31, 2007. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Legal proceedings were initiated against the Company resulting in a default judgment on May 19, 2004, totaling $588,724.45 which amount, including interest, has increased to $768,921 as of March 31, 2007. Though we deny any liability in the matter and believe that any attempt by the plaintiff in the case to enforce the judgment through court proceeding will fail, the liability will further hinder our ability to fulfill our plan of operations in acquisition of a profitable business.

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

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $2,390,392 as of December 31, 2006 which has grown to $2,441,488 as of March 31, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (“Plaintiffs”) against the Company on February 4, 2004 in the United States District Court, Southern District of New York. The claim is for $525,000 plus interest in connection with the Company’s alleged breech of a settlement agreement purportedly made between the Company, Elite Jet, Inc, Gem Global Yield Fund Limited and Turbo International Ltd. in satisfaction of funds loaned by Plaintiffs to Elite Jet, Inc., a non-party to the legal proceedings. Although the Company denied any liability in this action it did not file a defense to the legal proceedings which resulted in a Default Judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,725 with interest accruing at 12% per annum on $525,000. The judgment and accrued interest as of March 31, 2007 was $768,921.

The Company believes that in the event the Plaintiffs attempt to enforce this judgment through Court proceedings that the Company will ultimately succeed in defending this legal claim.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 24 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of May, 2007.

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