Form 10QSB
period 2007-06-30
ASP VENTURES CORP
filed 2007-08-10
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-25589

ASP VENTURES CORP.

(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0203918 (I.R.S. Employer Identification No.)

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

YesX  No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YesX No _____

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 10, 2007 was 41,071,069.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Balance Sheet as of June 30, 2007 (unaudited)	4
Interim Statement of Operations for the three and six month periods ended June 30, 2007 and 2006 and the period from inception to June 30, 2007 (unaudited)	5
Interim Statement of Cash Flows for the three and six month periods ended June 30, 2007 and 2006 and the period from inception to June 30, 2007 (unaudited)	6
Notes to Interim Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	15
ITEM 3. CONTROLS AND PROCEDURES	20
PART II.
ITEM 1. LEGAL PROCEEDINGS	20
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	20
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21
ITEM 5. OTHER INFORMATION	21
ITEM 6. EXHIBITS	21
SIGNATURES	22
INDEX TO EXHIBITS	23

PART I

ITEM 1.	FINANCIAL STATEMENTS

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

ASP VENTURES CORP.
(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
ASSETS	2007	2006
	(Unaudited)

Current assets:
Cash	$ 2,839	$ 1,416

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	78,686	74,134
Default judgment (Note 8)	784,628	753,387
Related party payables (Note 3)	308,600	243,000
Total current liabilities	1,171,914	1,070,521

Stockholders' deficit:
Capital stock (Note 6)
Common stock, $.001 par value, 250,000,000 shares authorized;
41,071,069 and 41,071,069 issued and outstanding, respectively.	41,070	41,070
Additional paid-in capital	1,280,217	1,280,217
Deficit accumulated during the development stage	(2,490,362)	(2,390,392)
Total stockholders' deficit	(1,169,075)	(1,069,105)

Total liabilities and stockholders' deficit	$ 2,839	$ 1,416

GOING CONCERN (Note 1(b))

The accompanying notes are an integral part of these interim financial statements

ASP VENTURES CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

										Cumulative
										results of
										operations from
										May 15,1998
		Three months ended June 30,				Six months ended June 30,				(Date of Inception)
		2007		2006		2007		2006		to June 30, 2007
	$		$		$		$		$

Revenue		-		-		-		-		-

General and administrative costs		33,167		38,305		68,729		75,322		1,747,984
Gain on forgiveness of debt		-		-		-		-		(42,250)
Loss - default judgment (Note 8)		15,707		15,707		31,241		31,241		784,628

Net loss		(48,874)		(54,012)		(99,970)		(106,563)		(2,490,362)

Loss per common share - basic and diluted		(0.00)		(0.00)		(0.00)		(0.00)

Weighted average common shares -
basic and diluted		41,071,069		41,070,069		41,071,069		41,070,069

The accompanying notes are an integral part of these interim financial statements

ASP VENTURES CORP.

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

						Cumulative
						results of
						operations from
						May 15,1998
		Six months ended June 30,				(Date of Inception)
		2007		2006		to June 30, 2007
	$		$		$
Cash flows from operating activities:
Net loss		(99,970)		(106,563)		(2,490,362)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss - default judgment		31,241		31,241		784,627
Gain on forgiveness of debt		-		-		(42,250)
Non-cash settlement of accounts payable		-		-		453,241
Stock-based compensation		-		-		121,597
Accrued and unpaid consulting fees		39,000		36,225		214,500
Increase (decrease) in:
Accounts payable and accrued expenses		4,552		(4,467)		21,186
		(25,177)		(43,564)		(937,460)

Cash flows from financing activities:
Increase (decrease) in notes payable		-		-		131,843
Advances from (repayments to) related parties		26,600		41,500		94,100
Issuance of common stock		-		-		714,356
		26,600		41,500		940,299

Net increase (decrease) in cash		1,423		(2,064)		2,839

Cash, beginning of period		1,416		5,124		-

Cash, end of period		2,839		3,060		2,839

SUPPLEMENTAL CASH FLOW INFORMATION AND

NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 7)

The accompanying notes are an integral part of these interim financial statements

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2007

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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $1,169,075 at June 30, 2007 and has incurred losses of $2,490,362 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

June 30, 2007

Unaudited

Note 2 – Summary of Significant Accounting Policies (continued)

(c) Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of June 30, 2007, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

June 30, 2007

Unaudited

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

June 30, 2007

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

June 30, 2007

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

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2007

Unaudited

Note 3 – Due to Related Parties

Related party payables consist of the following:

	June 30,	December 31,
	2007	2006
Unsecured payable to a director and officer	4,500	1,500
Unsecured payable to a shareholder with no specific terms and due on demand	304,100	241,500
	$308,600	$243,000

Note 4 – Related Party Transactions

The following represents related party transactions paid or accrued during the six months ended June 30, 2007 and 2006.

	Six months ended
	June 30,
	2007	2006
Consulting fees paid or accrued to a director	$12,000	$12,000
Consulting fees paid or accrued to a significant shareholder	30,000	30,000
Rent paid or accrued to a significant shareholder	6,000	6,000
	$48,000	$48,000

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Refer to Note 7.

Note 5 – Income Taxes

The Company accounts for its income taxes in accordance with the FASB No. 109, “Accounting for Income Taxes.” As of June 30, 2007, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2007

Unaudited

Note 6 – Capital Stock

There were no changes in share capital for the six months ended June 30, 2007.

There were no changes in share capital for the year ended December 31, 2006.

During the year ended December 31, 2005:

•	The Company issued 1,000,000 shares of common stock to a significant shareholder in exchange for consulting services valued at $10,000.
•	The Company issued 12,493,300 shares of common stock for cash of $124,933.

The Company has not issued any stock options or warrants to date.

Note 7 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the six months ended June 30, 2007 and 2006 are as follows:

	Six months ended June 30,
	2007	2006
Interest	$-	$-
Income taxes	$-	$-

During the six months ended June 30, 2007, the Company did not have any other significant non-cash transactions.

During the year ended December 31, 2006, the Company did not have any other significant non-cash transactions.

During the year ended December 31, 2005, the Company issued 1,000,000 shares of common stock to a significant shareholder in exchange for consulting services valued at $10,000.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2007

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

As of June 30, 2007 and December 31, 2006, principal and interest accrued with respect to the Default Judgment was $784,628 and $753,387 respectively.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2007. Our fiscal year end is December 31.

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

Results of Operations

During the period ended June 30, 2007, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished.

Net Losses

For the period from May 15, 1998 to June 30, 2007, the Company has recorded a cumulative net loss of $2,490,362. Net losses for the three month period ended June 30, 2007 were $48,874 as compared to $54,012 for the three month period ended June 30, 2006. Net losses for the six month period ended June 30, 2007 were $99,970 as compared to $106,563 for the six month period ended June 30, 2006. The Company’s operating losses are attributable to general and administrative expenses and a default judgment in the amount of $784,628 including accrued interest as of June 30, 2007. The general and administrative expenses include incorporation costs, accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation.

The Company expects to continue to operate at a loss through fiscal 2007 and due to the nature of our search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to June 30, 2007.

Capital Resources and Liquidity

The Company had current and total assets of $2,839 as of the six month period ended June 30, 2007, consisting exclusively of cash on hand. Net stockholders' deficiency in the Company was $1,169,075 at June 30, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $937,460 for the period from inception to June 30, 2007. Cash flow used in operating activities for the six month period ended June 30, 2007 was $25,177 as compared to $43,564 in cash flow used in operating activities for the six months ended June 30, 2006. Cash flow used in operating activities in the current six month period can be attributed to accounting costs and consulting expenses.

Cash flow provided from financing activities was $940,299 for the period from inception to June 30, 2007. Cash flow provided by financing activities for the six month period ended June 30, 2007 was $26,600 as compared to $41,500 for the six months ended June 30, 2006. Cash flow provided by financing activities in the current six month period can be attributed to advances from a shareholder.

Cash flows used in investing activities was $0 for the period from inception to June 30, 2007.

The Company’s current assets may not be sufficient to conduct its plan of operation over the next twelve (12) months. Further, should the Company acquire a business opportunity over the next twelve month period, cash requirements may exceed current assets and the Company will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s major shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise.

The Company had no formal long term lines or credit or other bank financing arrangements as of June 30, 2007.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

Off Balance Sheet Arrangements

As of June 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2006 included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Plan of Operation,” with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

-	our anticipated financial performance and business plan;
-	the sufficiency of existing capital resources;
-	our ability to raise additional capital to fund cash requirements for future operations;
-	uncertainties related to the Company’s future business prospects;
-	the ability of the Company to generate revenues to fund future operations;
-	the volatility of the stock market and;
-	general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

Since our inception in 1989, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $2,390,392 at December 31, 2006, which had increased to $2,490,362 at June 30, 2007. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Legal proceedings were initiated against the Company resulting in a default judgment on May 19, 2004, totaling $588,724.45 which amount, including interest, has increased to $784,628 as of June 30, 2007. Though we deny any liability in the matter and believe that any attempt by the plaintiff in the case to enforce the judgment through court proceeding will fail, the liability will further hinder our ability to fulfill our plan of operations in acquisition of a profitable business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2008, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $2,390,392 as of December 31, 2006 which has grown to $2,490,362 as of June 30, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (“Plaintiffs”) against the Company on February 4, 2004 in the United States District Court, Southern District of New York. The claim is for $525,000 plus interest in connection with the Company’s alleged breech of a settlement agreement purportedly made between the Company, Elite Jet, Inc, Gem Global Yield Fund Limited and Turbo International Ltd. in satisfaction of funds loaned by Plaintiffs to Elite Jet, Inc., a non-party to the legal proceedings. Although the Company denied any liability in this action it did not file a defense to the legal proceedings which resulted in a Default Judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,725 with interest accruing at 12% per annum on $525,000. The judgment and accrued interest as of June 30, 2007 was $784,628.

The Company believes that in the event the Plaintiffs attempt to enforce this judgment through Court proceedings that the Company will ultimately succeed in defending this legal claim.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2007, at a special meeting of the Company’s shareholders a majority of the outstanding shares of our common stock entitled to vote authorized the board of directors to amend our amended articles of incorporation to increase the number of authorized common shares from 50,000,000 par value $0.001 to 250,000,000 par value $0.001. As of the record date, we had 41,071,069 shares of common stock issued and outstanding with each share of common stock entitled to one vote. The holders of 24,166,233 shares of our outstanding common shares, representing approximately 59% of the votes entitled to be cast, approved the increase of our authorized common shares to 250,000,000 par value $0.001 while 2,000 shares of our outstanding shares, representing less than 1% voted against the increase.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 23 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 10th day of August, 2007.

ASP VENTURES CORP.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

INDEX TO EXHIBITS

Exhibit	Page
No.	No.	Description

3 (i)(a) *	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999).
3 (i)(b) *	Amended Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999).
3(i)(c) Attached	Amended Articles of Incorporation.
3 (ii) *	Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999).
14 *	Code of Ethics adopted March 30, 2004 (incorporated by reference to the Form 10-KSB/A filed with the Securities and Exchange Commission on April 2, 2004).
31 Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to prior filings with the Securities and Exchange Commission.