Form 10QSB
period 2007-09-30
ASP VENTURES CORP
filed 2007-11-14
CIK 1101298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-25589

ASP VENTURES CORP.

(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0203918 (I.R.S. Employer Identification No.)

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

Yes X No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X No _____

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock) as of November 14, 2007 was 41,071,069.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS	3

Balance Sheet as of September 30, 2007 (unaudited)	4

Interim Statement of Operations for the three and nine month periods ended

September 30, 2007 and 2006 and the period from inception to September 30, 2007 (unaudited)	5

Interim Statement of Cash Flows for the nine month periods ended

September 30, 2007 and 2006 and the period from inception to September 30, 2007 (unaudited)	6

Notes to the Interim Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	15

ITEM 3. CONTROLS AND PROCEDURES	20

PART II

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	21

ITEM 5. OTHER INFORMATION	21

ITEM 6. EXHIBITS	21

SIGNATURES	22

INDEX TO EXHIBITS	23

PART I

ITEM 1.	FINANCIAL STATEMENTS

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

ASP VENTURES CORP.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
ASSETS	2007	2006
	(Unaudited)

Current assets:
Cash	$ 2,450	$ 1,416

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	80,471	74,134
Default judgment (Note 8)	800,507	753,387
Related party payables (Note 3)	330,100	243,000
Total current liabilities	1,211,078	1,070,521

Stockholders' deficit:
Capital stock (Note 6)
Common stock, $.001 par value, 250,000,000 shares authorized;
41,071,069 and 41,071,069 issued and outstanding, respectively	41,070	41,070
Additional paid-in capital	1,280,217	1,280,217
Share subscriptions	10,000	-
Deficit accumulated during the development stage	(2,539,915)	(2,390,392)
Total stockholders' deficit	(1,208,628)	(1,069,105)

Total liabilities and stockholders' deficit	$ 2,450	$ 1,416

GOING CONCERN (Note 1(b))

The accompanying notes are an integral part of these interim financial statements

ASP VENTURES CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					results of
					operations from
	Three months ended		Nine months ended		May 15,1998
	September 30,		September 30,		(Date of Inception)
	2007	2006	2007	2006	to September 30, 2007
	$	$	$	$	$

Revenue	-	-	-	-	-

General and administrative costs	33,674	39,671	102,403	114,993	1,781,658
Gain on forgiveness of debt	-	-	-	-	(42,250)
Loss - default judgment (Note 8)	15,879	15,879	47,120	47,120	800,507

Net loss	(49,553)	(55,550)	(149,523)	(162,113)	(2,539,915)

Loss per common share -	(0.00)	(0.00)	(0.00)	(0.00)
basic and diluted
Weighted average common shares -
basic and diluted	41,071,069	41,071,069	41,071,069	41,071,069

The accompanying notes are an integral part of these interim financial statements

ASP VENTURES CORP.

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

May 15, 1998 (Date of Inception) to September 30, 2007

(Unaudited)

			Cumulative
			results of
			operations from
	Nine months ended		May 15, 1998
	September 30,		(Date of Inception)
	2007	2006	to September 30, 2007
	$	$	$

Cash flows from operating activities:
Net loss	(149,523)	(162,113)	(2,539,915)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss - default judgment	47,120	47,120	800,506
Gain on forgiveness of debt	-	-	(42,250)
Non-cash settlement of accounts payable	-	-	453,241
Stock-based compensation	-	-	121,597
Accrued and unpaid consulting fees	47,500	53,000	223,000
Increase (decrease) in:
Accounts payable and accrued expenses	6,337	4,145	22,972
	(48,566)	(57,848)	(960,849)

Cash flows from financing activities:
Increase (decrease) in notes payable	-	-	131,843
Advances from (repayments to) related parties	39,600	54,500	107,100
Share subscriptions received	10,000	-	10,000
Issuance of common stock	-	-	714,356
	49,600	54,500	963,299

Net increase (decrease) in cash	1,034	(3,348)	2,450

Cash, beginning of period	1,416	5,124	-

Cash, end of period	2,450	1,776	2,450

SUPPLEMENTAL CASH FLOW INFORMATION AND

NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 7)

The accompanying notes are an integral part of these interim financial statements

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2007

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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $1,208,628 at September 30, 2007 and has incurred losses of $2,539,915 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

September 30, 2007

Unaudited

Note 2 – Summary of Significant Accounting Policies (continued)

(c) Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of September 30, 2007, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

September 30, 2007

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

September 30, 2007

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

September 30, 2007

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

September 30, 2007

Unaudited

Note 3 – Due to Related Parties

Related party payables consist of the following:

Note 4 – Related Party Transactions

The following represents related party transactions paid or accrued during the nine months ended September 30, 2007 and 2006.

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Refer to Note 7.

Note 5 – Income Taxes

The Company accounts for its income taxes in accordance with the FASB No. 109, “Accounting for Income Taxes.” As of September 30, 2007, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income and will expire commencing in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2007

Unaudited

Note 6 – Capital Stock

There were no changes in share capital for the nine months ended September 30, 2007. As of September 30, 2007, the Company had received $10,000 for share subscriptions to purchase shares of common stock at a price of $0.01 per share.

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

Note 7 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the nine months ended September 30, 2007 and 2006 are as follows:

During the nine months ended September 30, 2007, the Company did not have any other significant non-cash transactions.

During the year ended December 31, 2006, the Company did not have any other significant non-cash transactions.

During the year ended December 31, 2005, the Company issued 1,000,000 shares of common stock to a significant shareholder in exchange for consulting services valued at $10,000.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2007

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

As of September 30, 2007 and December 31, 2006, principal and interest accrued with respect to the Default Judgment was $800,507 and $753,387 respectively.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2007. Our fiscal year end is December 31.

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

Results of Operations

During the period ended September 30, 2007, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished.

Net Losses

For the period from May 15, 1998 to September 30, 2007, the Company has recorded a cumulative net loss of $2,539,915. Net losses for the three month period ended September 30, 2007 were $49,553 as compared to $55,550 for the three month period ended September 30, 2006. Net losses for the nine month period ended September 30, 2007 were $149,523 as compared to $162,113 for the nine month period ended September 30, 2006. The Company’s operating losses are attributable to general and administrative expenses and a default judgment in the amount of $800,507 including accrued interest as of September 30, 2007. The general and administrative expenses include accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to September 30, 2007.

Capital Resources and Liquidity

The Company had total assets of $2,450 as of the nine month period ended September 30, 2007, consisting exclusively of cash on hand. Net stockholders' deficiency in the Company was $1,208,628 at September 30, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $960,849 for the period from inception to September 30, 2007. Cash flow used in operating activities for the nine month period ended September 30, 2007 was $48,566 as compared to $57,848 in cash flow used in operating activities for the nine months ended September 30, 2006. Cash flow used in operating activities in the current nine month period can be attributed to accounting costs and consulting expenses.

Cash flow provided from financing activities was $963,299 for the period from inception to September 30, 2007. Cash flow provided by financing activities for the nine month period ended September 30, 2007 was $49,600 as compared to $54,500 for the nine months ended September 30, 2006. Cash flow provided by financing activities in the current nine month period can be attributed to advances from a shareholder and a subscription for shares of common stock.

Cash flows used in investing activities was $0 for the period from inception to September 30, 2007.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. Further, should the Company acquire a business opportunity over the next twelve month period, cash requirements will exceed current assets and the Company will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding would be available or available to the Company on acceptable terms. The Company’s major shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise.

The Company had no formal long term lines or credit or other bank financing arrangements as of September 30, 2007.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchases or sales of any plant or equipment.

Off Balance Sheet Arrangements

As of September 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Since our inception in 1989, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $2,390,392 at December 31, 2006, which had increased to $2,539,915 at September 30, 2007. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Legal proceedings were initiated against the Company resulting in a default judgment on May 19, 2004, totaling $588,724.45 which amount, including interest, has increased to $800,507 as of September 30, 2007. Though we deny any liability in the matter and believe that any attempt by the plaintiff in the case to enforce the judgment through court proceeding will fail, the liability will further hinder our ability to fulfill our plan of operations in acquisition of a profitable business.

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

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $2,390,392 as of December 31, 2006 which has grown to $2,539,915 as of September 30, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (“Plaintiffs”) against the Company on February 4, 2004 in the United States District Court, Southern District of New York. The claim is for $525,000 plus interest in connection with the Company’s alleged breach of a settlement agreement purportedly made between the Company, Elite Jet, Inc, Gem Global Yield Fund Limited and Turbo International Ltd. in satisfaction of funds loaned by Plaintiffs to Elite Jet, Inc., a non-party to the legal proceedings. Although the Company denied any liability in this action it did not file a defense to the legal proceedings which resulted in a default judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,725 with interest accruing at 12% per annum on $525,000. The judgment and accrued interest as of September 30, 2007 was $800,507.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2007.

ASP VENTURES CORP.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

INDEX TO EXHIBITS

Exhibit	Page
No.	No.	Description

3 (i)(a) *	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999).
3 (i)(b) *	Amended Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999).
3(i)(c) *	Amended Articles of Incorporation (incorporated 10-QSB filed with the Securities and Exchange Commission on August 10, 2007.
3 (ii) *	Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999).
14 *	Code of Ethics adopted March 30, 2004 (incorporated by reference to the Form 10-KSB/A filed with the Securities and Exchange Commission on April 2, 2004).
31 Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to prior filings with the Securities and Exchange Commission.