Form 10-K
period 2007-12-31
ASP VENTURES CORP
filed 2008-04-09
CIK 1101298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to .

Commission file number: 000-28589

ASP VENTURES CORP.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0203918 (I.R.S. Employer Identification No.)

1066 West Hastings Street, Suite 2610 Vancouver, British Columbia, Canada V6E 3X2

(Address of principal executive offices) (Zip Code)

(604) 602-1717

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none.

Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐     No ☑.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑     No ☐.

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates (32,660,607 shares) was approximately $653,212 based on the average closing bid and asked prices ($0.02) for the common stock on April 4, 2008.

At April 4, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 42,071,069.

TABLE OF CONTENTS

PART I

Item1.	Business	3
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security-Holders	9

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities 10
Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 8.	Financial Statements and Supplementary Data	16
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
Item 9A.	Controls and Procedures (Item 9A (T))	17
Item 9B.	Other Information	17

PART III

Item 10. Directors, Executive Officers, and Corporate Governance	18
Item 11.	Executive Compensation	20
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters 21
Item 13.	Certain Relationships and Related Transactions, and Director Independence	21
Item 14.	Principal Accountant Fees and Services	22
Item 15.	Exhibits and Financial Statement Schedules	23
Signatures	24

PART I

ITEM 1.	BUSINESS

As used herein the terms “Company,” “its,” “we,” “our,” and “us” refer to ASP Ventures Corp., and its predecessors, unless context indicates otherwise.

Corporate History

The Company was incorporated in Florida on March 23, 1989, as “Airsupport Services Corp.” to engage in any legal undertaking. On May 15, 1998, the Company’s name was changed to “ASP Ventures Corp.” to reflect the decision of management to attract prospective business opportunities. The Company then pursued several different business opportunities, none of which led to sustained operations. We have no day-to-day operations. Our sole officer and director devotes limited time and attention to the affairs of the Company.

The Company’s principal place of business is located at 1066 West Hastings Street, Suite 2610, Vancouver, British Columbia, Canada, V6E 3X2, and our telephone number is (604) 602-1717.

The Company’s registered agent is the Corporation Service Company located at 1201 Hays Street, Tallahassee, Florida, 32301.

The Company

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

The manner in which we participate in an opportunity will depend on the nature of the opportunity and the respective needs and desires of the Company and other parties. Negotiations that involve mergers or acquisitions will focus on the percentage of the Company that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

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

Governmental and Environmental Regulation

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

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our business, financial condition, and/or results of operations as well as the future trading price and/or the value of our securities.

Risks Related to the Company’s Business

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

Since our inception in 1989, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $2,590,074 at December 31, 2007. During fiscal 2007, we recorded a net loss of $199,682. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Legal proceedings were initiated against the Company resulting in a default judgment on May 19, 2004, totaling $588,724 which liability has grown to $816,387 with accrued interest as of December 31, 2007. Though we deny any liability in the matter and believe that any attempt by the plaintiff in the case to enforce the judgment through court proceeding will fail, the liability will further hinder our ability to fulfill our plan of operations in acquisition of a profitable business.

Risks Related to the Company’s Stock

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

The Company does not pay cash dividends.

The Company does not pay cash dividends. We have not paid any cash dividends since inception and have no intention of paying any cash dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

We incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of

2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company’s shareholders may face significant restrictions on their stock.

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

3a51-1

which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1	which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;
15g-2	which details that brokers must disclose risks of penny stock on Schedule 15G;
15g-3	which details that broker/dealers must disclose quotes and other information relating to the penny stock market;
15g-4	which explains that compensation of broker/dealers must be disclosed;
15g-5	which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
15g-6	which outlines that broker/dealers must send out monthly account statements; and
15g-9	which defines sales practice requirements.

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

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

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (“Plaintiffs”) against the Company on February 4, 2004 in the United States District Court, Southern District of New York. The claim is for $525,000 plus interest in connection with the Company’s alleged breach of a settlement agreement purportedly made between the Company, Elite Jet, Inc, Gem Global Yield Fund Limited and Turbo International Ltd. in satisfaction of funds loaned by Plaintiffs to Elite Jet, Inc., a non-party to the legal proceedings. Although the Company denied any liability in this action it did not file a defense to the legal proceedings which resulted in a default judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,725 with interest accruing at 12% per annum on $525,000. The judgment and accrued interest as of December 31, 2007 was $816,387.

The Company believes that in the event the Plaintiffs attempt to enforce this judgment through Court proceedings that the Company will ultimately succeed in defending this legal claim.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Year	Quarter Ended	High	Low
2007	December 31	$0.01	$0.01
	September 30	$0.01	$0.01
	June 30	$0.03	$0.01
	March 31	$0.01	$0.00
2006	December 31	$0.01	$0.01
	September 30	$0.01	$0.01
	June 30	$0.02	$0.02
	March 31	$0.02	$0.01

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 4, 2008, there were 44 shareholders of record holding a total of 42,071,069 shares of fully paid and non-assessable common stock of the 250,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

None.

Warrants

None.

Stock Options

None.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is Interwest Transfer, 1981 E Murray-Holladay Road, Holladay, Utah, 84117 – 5164. Their phone number is 272 9294.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

Discussion and Analysis

During the year ended December 31, 2007, the Company’s operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

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

Results of Operations

The Company has been funded since inception from public or private debt or equity placements or by related parties in the form of loans.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since we do not anticipate generating any revenues in the near term we will continue to operate at a loss.

Net Losses

For the period from May 15, 1998 to December 31, 2007, the Company has recorded a cumulative net loss of $2,590,074. Net losses for the year ended December 31, 2007 were $199,682 as compared to $193,583 for the year ended December 31, 2006. The Company’s operating losses are attributable to general and administrative expenses and a default judgment in the amount of $816,387 including accrued interest as of December 31, 2007. The general and administrative expenses include accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation.

The Company expects to continue to operate at a loss through fiscal 2008 and due to the nature of our search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to December 31, 2007.

Capital Resources and Liquidity

The Company had total assets of $446 as of the year ended December 31, 2007, consisting exclusively of cash on hand. Net stockholders' deficiency in the Company was $1,258,787 at December 31, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $970,853 for the period from inception to December 31, 2007. Cash flow used in operating activities for the year ended December 31, 2007 was $58,570 as compared to $68,208 in cash flow used in operating activities for the year ended December 31, 2006. Cash flow used in operating activities in the current period can be attributed to accounting costs and consulting expenses.

Cash flow provided from financing activities was $971,299 for the period from inception to December 31, 2007. Cash flow provided by financing activities for the year ended December 31, 2007 was $57,600 as compared to $64,500 for the year ended December 31, 2006. Cash flow provided by financing activities in the current period can be attributed to advances from a shareholder and a subscription for shares of common stock.

Cash flows used in investing activities was $0 for the period from inception to December 31, 2007.

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

The Company had no formal long term lines or credit or other bank financing arrangements as of December 31, 2007.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $2,590,074 as of December 31, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from prospective business opportunities; (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	the ability of the Company to generate revenues to fund future operations;
•	the volatility of the stock market and; and
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2007 included in the Company’s Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2007 and 2006 are attached hereto as F-1 through F-16.

ASP Ventures Corp.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

December 31, 2007

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Stockholders’ Deficit	F-6

Statements of Cash Flows	F-8

Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Asp Ventures, Inc.

Vancouver, Canada

We have audited the accompanying balance sheets of Asp Ventures, Inc. as of December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asp Ventures, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations, recurring negative cash flows from operations, and has no sales which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

February 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ASP Ventures Inc.:

We have audited the accompanying balance sheet of ASP Ventures Inc. (the “Company”) (a development stage company) as at December 31, 2006 and the statements of operations, stockholders’ deficit, and cash flows for the year then ended and the cumulative period from May 15, 1998 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from May 15, 1998 (inception) to December 31, 2004 were reported on by other auditors and reflect a total net loss of $1,974,827 of the related cumulative totals. The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such periods prior to the year ended December 31, 2005, is based solely on the reports of such other auditors.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and the results of its operations and its cash flows and the changes in stockholders’ deficit for the year then ended and for the period from May 15, 1998 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

March 22, 2007

Vancouver, Canada

ASP VENTURES CORP. (A Development Stage Company) BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	$	$
ASSETS

Current assets:
Cash	446	1,416
Total current assets	446	1,416
Total assets	446	1,416

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	79,746	74,134
Default judgment (Note 8)	816,387	753,387
Related party payables (Note 3)	363,100	243,000
Total current liabilities	1,259,233	1,070,521
Total liabilities	1,259,233	1,070,521

Commitments (Note 9)	-	-

Stockholders' deficit:
---Capital stock (Note 6)
Common stock, $.001 par value, 250,000,000 shares authorized;
42,071,069 and 41,071,069 issued and outstanding, respectively	42,070	41,070
Additional paid-in capital	1,289,217	1,280,217
Deficit accumulated during the development stage	(2,590,074)	(2,390,392)
Total stockholders' deficit	(1,258,787)	(1,069,105)

Total liabilities and stockholders' deficit	446	1,416

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS

			Cumulative results of operations from May 15,1998 (Date of Inception of Development Stage) to December 31, 2007

	2007	2006
	$	$	$

Revenue	-	-	-
General and administrative costs	(136,682)	(130,583)	(1,815,937)
Loss from operations	(136,682)	(130,583)	(1,815,937)
Other income (expenses)
Gain on forgiveness of debt	-	-	42,250
Loss - default judgment (Note 8)	(63,000)	(63,000)	(816,387)
Total other expenses	(63,000)	(63,000)	(858,637)

Loss before provision for income taxes	(199,682)	(193,583)	(2,590,074)
Provision for income taxes	-	-	-
Net loss	(199,682)	(193,583)	2,590,074
Net loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average common shares -
basic and diluted	41,803,000	41,071,069

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP. (A Developmental Stage Company) STATEMENTS OF STOCKHOLDERS' DEFICIT May 15, 1998 ( Date of Inception of Development Stage) to December 31, 2007

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
		$	$	$	$	$

Balance at May 15, 1998 (date of inception of Development Stage)	1,000,000	1,000	4,000	-	(5,000)	-
Net loss	-	-	-	-	(2,500)	(2,500)
Balance at December 31, 1998	1,000,000	1,000	4,000	-	(7,500)	(2,500)

Issuance of common stock in private placement	2,000,000	2,000	386,000	-	-	388,000
Net loss	-	-	-	-	(440,366)	(440,366)
Balance at December 31, 1999	3,000,000	3,000	390,000	-	(447,866)	(54,866)

Issuance of common stock for consulting fees	150,000	150	74,850	-	-	75,000
Net loss	-	-	-	-	(299,830)	(299,830)
Balance at December 31, 2000	3,150,000	3,150	464,850	-	(747,696)	(279,696)

Net loss	-	-	-	-	(132,172)	(132,172)
Balance at December 31, 2001	3,150,000	3,150	464,850	-	(879,868)	(411,868)

Issuance of common stock for:
Consulting fees	266,937	267	13,580	-	-	13,847
Accounts payable	1,061,878	1,062	152,546	-	-	153,608
Net loss	-	-	-	-	(152,507)	(152,507)
Balance at December 31, 2002	4,478,815	4,479	630,976	-	(1,032,375)	(396,920)

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP.

(A Developmental Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

May 15, 1998 ( Date of Inception of Development Stage) to December 31, 2007

Balance at December 31, 2002	4,478,815	4,479	630,976	-	(1,032,375)	(396,920)

Issuance of common stock for:
Consulting fees	230,000	230	11,270	-	-	11,500
Cash	300,000	300	29,700	-	-	30,000
Accounts payable and notes payable	3,843,954	3,843	327,884	-	-	331,727
Net loss	-	-	-	-	(179,053)	(179,053)
Balance at December 31, 2003	8,852,769	8,852	999,830	-	(1,211,428)	(202,746)

Issuance of common stock for:
Services	250,000	250	6,000	-	-	6,250
Cash	16,475,000	16,475	148,275	-	-	164,750
Stock subscription receivable	2,000,000	2,000	18,000	(20,000)	-	-
Offering costs	-	-	(13,328)	-	-	(13,328)
Net loss	-	-	-	-	(763,399)	(763,399)
Balance at December 31, 2004	27,577,769	27,577	1,158,777	(20,000)	(1,974,827)	(808,473)

Issuance of common stock for:
Cash	12,493,300	12,493	112,440	-	-	124,933
Consulting Fees	1,000,000	1,000	9,000	-	-	10,000
Stock subscription received	-	-	-	20,000	-	20,000
Net loss	-	-	-	-	(221,982)	(221,982)
Balance at December 31, 2005	41,071,069	41,070	1,280,217	-	(2,196,809)	(875,522)

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP.

(A Developmental Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

May 15, 1998 ( Date of Inception of Development Stage) to December 31, 2007

Balance at December 31, 2005	41,071,069	41,070	1,280,217	-	(2,196,809)	(875,522)

Net loss	-	-	-	-	(193,583)	(193,583)
Balance at December 31, 2006	41,071,069	41,070	1,280,217	-	(2,390,392)	(1,069,105)

Issuance of common stock for:
Cash	1,000,000	1,000	9,000	-	-	10,000
Net loss	-	-	-	-	(199,682)	(199,682)
Balance at December 31, 2007	42,071,069	42,070	1,289,217	-	(2,590,074)	(1,258,787)

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS May 15, 1998 ( Date of Inception of Development Stage) to December 31, 2007

			Cumulative results of operations from May 15,1998 (Date of Inception of Development Stage) to December 31, 2007

	2007	2006
	$	$	$
Cash flows from operating activities:
Net loss	(199,682)	(193,583)	(2,590,074)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss - default judgment	63,000	63,000	816,386
Gain on forgiveness of debt	-	-	(42,250)
Non-cash settlement of accounts payable	-	-	453,241
Stock-based compensation	-	-	121,597
Accrued and unpaid consulting fees	72,500	72,500	248,000
Increase (decrease) in:
Accounts payable and accrued expenses	5,612	(10,125)	22,247
	(58,570)	(68,208)	(970,853)

Cash flows from investing activities:
	-	-	-

Cash flows from financing activities:
Increase (decrease) in notes payable	-	-	131,843
Advances from (repayments to) related parties	47,600	64,500	115,100
Issuance of common stock	10,000	-	714,356
	57,600	64,500	971,299

Net increase (decrease) in cash	(970)	(3,708)	446

Cash, beginning of period	1,416	5,124	-

Cash, end of period	446	1,416	446

SUPPLEMENTAL CASH FLOW INFORMATION AND
NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 7)

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

Note 1 – Nature of Operations and Basis of Presentation

(a) Organization

The Company was incorporated under the laws of the State of Florida on March 23, 1989 and had no significant operations or activity until May 15, 1998 (date of inception of development stage). On May 15, 1998, the Company changed its name from Air Support Services, Corp. to ASP Ventures Corp. The Company proposes to seek business ventures that will allow for long-term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, commenced planned principal operations.

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $1,258,787 at December 31, 2007 and has incurred losses of $2,590,074 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

Note 2 – Summary of Significant Accounting Policies (continued)

(c) Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive stock equivalents outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all stock equivalents if their effect is anti-dilutive. The Company did not have any stock equivalents outstanding at December 31, 2007 and 2006.

Earnings Per Share computation for Net Income:

Years ended December 31,
2007	2006
Numerator – (Net Loss)	$(199,682)	$(193,583)
Denominator – weighted average
number of shares outstanding	41,803,000	41,071,069

Loss per share	$(0.00)	$(0.00)

(d) Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of December 31, 2007, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

December 31, 2007

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

December 31, 2007

Note 2 – Summary of Significant Accounting Policies (continued)

(g) Recent Accounting Pronouncements

In February 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 155 Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. The standard eliminates the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 also clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, as well as determines that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Adoption of SFAS 155 is not expected to have a material impact on our consolidated financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 becomes effective beginning with our first quarter 2007 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Effective for our fiscal year ending 2006, we will be required to fully recognize the assets and obligations associated with our defined benefit plans. Effective for fiscal year ending 2008, we will be required to measure a plan’s assets and liabilities as of the end of the fiscal year instead of our current measurement date of September 30. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value option for Financial Assets and Financials Liabilities – Including an Amendment of FASB No. 115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

Note 2 – Summary of Significant Accounting Policies (continued)

(g) Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

Note 3 – Due to Related Parties

Related party payables consist of the following:

	December 31,	December 31,
	2007	2006
Unsecured payable to a director and officer	7,000	1,500
Unsecured payable to a shareholder with no specific terms and due on demand	356,100	241,500
	$363,100	$243,000

The amounts due to related parties are shown in current liabilities.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

Note 4 – Related Party Transactions

The following represents related party transactions paid or accrued during the years ended December 31, 2007 and 2006.

	Years ended
	December 31,
	2007	2006
Consulting fees paid or accrued to a director	$31,500	$24,000
Consulting fees paid or accrued to a significant shareholder	60,000	60,000
Rent paid or accrued to a significant shareholder	12,000	12,000
	$103,500	$96,000

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5 – Income Taxes

The Company has incurred an operating loss in the year ended December 31, 2007 that may be available to offset future taxable income. The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Components of deferred tax assets as of December 31, 2007 and 2006 respectively are as follows:

	As of December 31
	2007	2006
Net operating loss carry forward	$1,640,000	$1,572,000
Valuation allowance	$(1,640,000)	$(1,572,000)
Net deferred tax asset	$-	$-

The Company’s net operating loss carry forwards may be available to reduce future years’ taxable income and will expire commencing 2015.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

Note 5 – Income Taxes (continued)

The components of current income tax expense as of December 31, 2007 and 2006 respectively are as follows:

As of December 31
	2007	2006
	--------------------	--------------------
Current federal tax expense	$-	$-
Current state tax expense	$-	$-
Change in NOL benefits	$-	$-

Note 6 – Capital Stock

During the year ended December 31, 2007, the Company issued 1,000,000 common shares for cash of $10,000.

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

Note 7 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the years ended December 31, 2007 and 2006 are as follows:

	Years ended December 31,
	2007	2006
Interest	$-	$-
Income taxes	$-	$-

During the year ended December 31, 2007, the Company did not have any other significant non-cash transactions.

During the year ended December 31, 2006, the Company did not have any other significant non-cash transactions.

ASP VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

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

As of December 31, 2007 and December 31, 2006, principal and interest accrued with respect to the Default Judgment was $816,387 and $753,387 respectively.

Note 9 – Commitments

The Company does not have any commitments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (ITEM 9A (T))

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officer and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-K.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Nora Coccaro	50	2005	CEO, CFO, PAO, and director

Nora Coccaro was appointed to our Board of Directors on November 22, 2005 and serves as the Company’s chief executive officer, chief financial officer, and principal accounting officer. Ms. Coccaro will serve as a director until the next annual meeting of the Company’s shareholders or until such time as a successor is elected and qualified.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro serves with the following companies:

•	an officer and director (April 1999 to present) of Providence Resources, Inc., an OTC: BB quoted company involved in exploration for oil and gas,
•	an officer and director (December 2005 to present) of Newtech Resources, Inc., an OTC:BB quoted company without operations, and
•	an officer and director (March 2007 to present) of Enwin Resources, Inc, an OTC: BB quoted company without operations.

Ms. Coccaro has also served as follows:

•	an officer and director (February 2000 to January 2004) of SunVesta Inc. (formerly OpenLimit, Inc.), an OTC: BB quoted company formerly involved in credit card encryption technology, and
•	an officer and director (January 2000 to June 2007) and
•	a director (February 2004 to March 2007) of Solar Energy Limited an OTC:BB quoted company involved in the development of alternative sources of energy.

Between September 1998 and December 2005 Ms. Coccaro acted as the Consul of Uruguay to Western Canada.

No other persons are expected to make any significant contributions to the Company’s executive decisions who are not executive officers or directors of the Company.

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. The Company may adopt a provision for compensating directors in the future.

Term of Office

Our directors are appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our board of directors and hold office until removed by the board.

Director Independence

The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we have no independent directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are not aware of any persons who, during the period ended December 31, 2007, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, except as follows:

•	Abdul Majeed Ismail Ali Al Fahim failed to file a Form 5 despite being the beneficial owner of more than ten percent of the common stock of the Company.
•	Nora Coccaro failed to file a Form 3 despite being an officer and director of the Company.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Board of Directors Committees

The board of directors has not established an audit committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

The board of directors has not established a compensation committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered as an executive officer. Our salaries are designed to retain the services of our executive officer. Salary is currently the only type of compensation we utilize in our compensation program. We utilize this form of compensation because we feel that it is adequate to retain and motivate our executive officer. The amounts we deem appropriate to compensate our executive officer are determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Tables

The following table provides summary information for the years 2007, and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Nora Coccaro CEO, CFO, PAO and director	2007 2006	31,500 24,000	- -	- -	- -	- -	- -	- -	31,500 24,000

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor do we have any “Post Employment Payments” to report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 42,071,069 shares of common stock issued and outstanding as of April 4, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Nora Coccaro, director and executive officer 2610-1066 West Hastings Street Vancouver, British Columbia, Canada	Common	0	0.0%
Shafiq Nazerali 2610-1066 West Hastings Street Vancouver, British Columbia, Canada	Common	3,410,462	8.3%
Abdul Majeed Ismail Ali Al Fahim 2610-1066 West Hastings Street Vancouver, British Columbia, Canada	Common	5,000,000	12.2%
Officer and directors (1) as a group	Common	0	0.0%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us, except those listed below.

During 2007 the Company paid consulting fees of $60,000 and rent of $1,000 per month to Shafiq Nazerali, a significant shareholder.

During 2007 the Company paid consulting fees of $31,500 to Nora Coccaro, the Company’s sole director and executive officer.

At December 31, 2007, the Company had an unsecured payable to Ms. Coccaro totaling $7,000.

At December 31, 2007, the Company had an unsecured payable to a Company shareholder, Shafiq Nazerali, with no specific terms, due on demand, totaling $356,100.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

Chisholm, Bierwolf & Nilson LLP (“Chisholm”) provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2007. Dale Matheson Carr-Hilton LaBonte LLP (“Dale”) provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2006. The following is an aggregate of fees billed for each of the last fiscal years for professional services rendered by our principal accountants:

	2007 Chisholm	2006 Dale
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	$16,000	$20,500
Audit-related fees - review of quarterly financial statements.	-	-
Tax fees - preparation and filing of three major tax-related forms and tax planning.	-	-
All other fees - other services provided by our principal accountants.	-	-
Total fees paid or accrued to our principal accountants	$16,000	$ 20,500

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Chisholm and Dale, as detailed above, were pre-approved by the Company’s board of directors. Chisholm and Dale performed all work only with their permanent full time employees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-16, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2007 and 2006:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Income

Statementsof Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 25 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 4th day of April, 2008.

ASP VENTURES CORP.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nora Coccaro	Director	April 4, 2008

Nora Coccaro

INDEX TO EXHIBITS

Exhibit	Description

3 (i)(a) *	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999).
3 (i)(b) *	Amended Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999).
3(i)(c) *	Amended Articles of Incorporation (incorporated 10-QSB filed with the Securities and Exchange Commission on August 10, 2007.
3 (ii) *	Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 21, 1999).
14 *	Code of Ethics adopted March 30, 2004 (incorporated by reference to the Form 10-KSB/A filed with the Securities and Exchange Commission on April 2, 2004).
31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to previous filings of the Company.