Form 10-Q
period 2008-03-31
ASP VENTURES CORP
filed 2008-05-15
CIK 1101298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

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

(604) 602-1717

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changes since last report)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

At May 14, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 42,071,069.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to ASP Ventures Corp., a Florida corporation, and its predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ASP VENTURES CORP. (A Development Stage Company)

BALANCE SHEET

	March 31,	December 31,
	2008 (Unaudited)	2007 (Audited)
	$	$
ASSETS

Current assets:
Cash	24	446
Total current assets	24	446
Total assets	24	446

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	78,146	79,746
Default judgment (Note 8)	831,921	816,387
Related party payables (Note 3)	394,600	363,100
Total current liabilities	1,304,667	1,259,233
Total liabilities	1,304,667	1,259,233

Stockholders' deficit:
Capital stock (Note 6)
Common stock, $.001 par value, 250,000,000 shares
authorized; 42,071,069 issued and outstanding	42,070	42,070
Additional paid-in capital	1,289,217	1,289,217
Deficit accumulated during the development stage	(2,635,931)	(2,590,074)
Total stockholders' deficit	(1,304,644)	(1,258,787)

Total liabilities and stockholders' deficit	24	446

The accompanying notes are an integral part of these financial statements

ASP VENTURES CORP. (A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

			Cumulative
			results of
			operations from
			May 15,1998
	Three months ended		(Date of Inception of Development Stage)
	March 31,		to March 31,
	2008	2007	2008
	$	$	$

Revenue	-	-	-

General and administrative costs	(30,323)	(35,562)	(1,846,260)

Loss from operations	(30,323)	(35,562)	(1,846,260)

Other income (expenses)
Gain on forgiveness of debt	-	-	42,250
Loss - default judgment (Note 8)	(15,534)	(15,534)	(831,921)

Total other expenses	(15,534)	(15,534)	(789,671)

Loss before provision for income taxes	(45,857)	(51,096)	(2,635,931)

Provision for income taxes	-	-	-

Net loss	(45,857)	(51,096)	(2,635,931)

Net loss per common share – basic and diluted	(0.00)	(0.00)

Weighted average common shares -
basic and diluted	42,071,069	41,071,069

The accompanying notes are an integral part of these financial statements

ASP VENTURES CORP. (A Development Stage Company) UNAUDITED STATEMENTS OF CASH FLOWS May 15, 1998 ( Date of Inception of development stage) to March 31, 2008

			Cumulative
			results of
			operations from
			May 15,1998
	Three months ended		(Date of Inception of Development Stage)
	March 31,		to March 31,
	2008	2007	2008
	$	$	$
Cash flows from operating activities:
Net loss	(45,857)	(51,096)	(2,635,931)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss - default judgment	15,534	15,534	831,920
Gain on forgiveness of debt	-	-	(42,250)
Non-cash settlement of accounts payable	-	-	453,241
Stock-based compensation	-	-	121,597
Increase (decrease) in:
Accrued and unpaid consulting fees to related parties	12,500	21,500	260,500
Accounts payable and accrued expenses	(1,599)	4,987	20,648
	(19,422)	(9,075)	(990,275)

Cash flows from investing activities:
	-	-	-

Cash flows from financing activities:
Increase (decrease) in notes payable	-	-	131,843
Advances from (repayments to) related parties	19,000	9,000	134,100
Issuance of common stock	-	-	724,356
	19,000	9,000	990,299

Net increase (decrease) in cash	(422)	(75)	24

Cash, beginning of period	446	1,416	-

Cash, end of period	24	1,341	24

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 7)

The accompanying notes are an integral part of these financial statements

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $1,304,643 at March 31, 2008 and has incurred losses of $2,635,931 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

(c) Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and March 31, 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and March 31, 2007 are not necessarily indicative of the operating results for the full year.

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

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

(c) Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive stock equivalents outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all stock equivalents if their effect is anti-dilutive. The Company did not have any stock equivalents outstanding at March 31, 2008 and December 31, 2007.
Earnings Per Share computation for Continuing operations:
                                    Three months ended March 31,

            2008               2007

          Numerator – (loss from continuing operations)                                                                $     (45,857)          $     (51,096)
          Denominator – weighted average
           number of shares outstanding                                                                                          42,071,069               41,071,069

          Loss per share                                                                                                                $     (0.00)          $     (0.00)

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

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

Note 2 – Summary of Significant Accounting Policies (continued)

(g) Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on the Company’s results of operations and financial condition if an election is made to adopt the standard.

In January 2007, the Company adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

Note 3 – Due to Related Parties

Related party payables consist of the following:

	March 31,	December 31,
	2008	2007
Unsecured payable to a director and officer	1,500	7,000
Unsecured payable to a company with a common director	7,000	-
Unsecured payable to a shareholder with no specific terms and due on demand	386,100	356,100
	$394,600	$363,100

The amounts due to related parties are shown in current liabilities.

Note 4 – Related Party Transactions

The following represents related party transactions paid or accrued during the three months ended March 31, 2008 and 2007.

	Three months ended
	March 31,
	2008	2007
Consulting fees paid or accrued to a director	$7,500	$6,000
Consulting fees paid or accrued to a significant shareholder	15,000	15,000
Rent paid or accrued to a significant shareholder	3,000	3,000
	$25,500	$24,000

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5 – Income Taxes

The Company has incurred an operating loss in the three months ended March 31, 2008 that may be available to offset future taxable income. The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

Note 6 – Capital Stock

During the year ended December 31, 2007, the Company issued 1,000,000 common shares for cash of $10,000.

The Company has not issued any stock options or warrants to date.

Note 7 – Supplemental Cash Flow Information

The Company had no amounts paid for interest or income taxes for the three months ended March 31, 2008 and 2007.

During the three months ended March 31, 2008 and 2007, the Company did not have any other significant non-cash transactions.

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

As of March 31, 2008 and December 31, 2007, principal and interest accrued with respect to the Default Judgment was $831,921 and $816,387 respectively.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2008.

Discussion and Analysis

During the three months ended March 31, 2008, the Company’s operations were limited to satisfying continuous public disclosure requirements and seeking a suitable business opportunity for development through merger or acquisition.

The Company’s plan of operation over the next twelve months is to continue efforts in identifying a suitable business opportunity for development. Our plan over that period will require working capital of approximately $100,000. Should, we acquire or merge with a suitable business opportunity within the next twelve months our funding requirements will change.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Results of Operations

The Company has been funded since inception from public or private debt or equity placements or by related parties in the form of loans. We do not expect to realize revenue within the next twelve months or until such time as we develop a revenue producing business through merger or acquisition.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since we do not anticipate generating any revenues in the near term we will continue to operate at a loss.

Net Losses

For the period from May 15, 1998 to March 31, 2008, the Company has recorded a cumulative net loss of $2,635,931. Net losses for the three months ended March 31, 2008 were $45,857 as compared to $51,096 for the three months ended March 31, 2007. The Company’s operating losses since inception are attributable to general and administrative expenses and a default judgment in the amount of $831,921 including accrued interest as of March 31, 2008. The general and administrative expenses include accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation.

The Company expects to continue to operate at a loss through fiscal 2008 and due to the nature of our search for a suitable business opportunity for development and we cannot determine whether we will ever generate revenues from operations.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to March 31, 2008.

Liquidity and Capital Resources

Cash flow used in operating activities was $990,275 for the period from inception to March 31, 2008. Cash flow used in operating activities for the three months ended March 31, 2008 was $19,422 as compared to $9,075 in cash flow used in operating activities for the three months ended March 31, 2007. Cash flow used in operating activities in the current period can be attributed to accounting costs and consulting expenses.

Cash flow provided from financing activities was $990,299 for the period from inception to March 31, 2008. Cash flow provided by financing activities for the three months ended March 31, 2008 was $19,000 as compared to $9,000 for the three months ended March 31, 2007. Cash flow provided by financing activities in the current period can be attributed to advances from a shareholder.

Cash flows used in investing activities was $0 for the period from inception to March 31, 2008.

The Company had current and total assets of $24 as of March 31, 2008, consisting exclusively of cash on hand. The Company had current and total liabilities of $1,304,667 as of March 31, 2008. The liabilities are accounts payable with accrued expenses of $78,146, a default judgment of $831,921, and related party payables of $394,600. Net stockholders' deficiency in the Company was $1,304,644 at March 31, 2008.

We do not have sufficient current assets or operational cash flow to meet our current obligations or satisfy cash needs over the next twelve months and will be required to pursue debt or equity financing to maintain operations. Sources for such prospective financing may consist of loans from shareholders, the sale of common stock or other equity instruments, or loans from other sources. Although we have funded our cash needs from inception from sales of our equity, and a series of debt transactions we can provide no assurance that we will be able to obtain the required financing.

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2008.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $2,635,931 as of March 31, 2008 and our lack of revenue generating operations. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from prospective business opportunities; (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;

•	the sufficiency of existing capital resources;

•	our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties related to the Company’s future business prospects;

•	the ability of the Company to generate revenues to fund future operations; and

•	the volatility of the stock market and general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (Commission) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

Material Weakness

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weaknesses attributed to a lack of both the oversight of management’s operation of the Company and some key internal control tools. Our sole executive officer, who also acted as the sole member of our board of directors, could not provide an adequate level of control over our financial reporting and procedures since there was no viable process for considering management’s accounting for and reporting of transactions and there were not tools in place even if the process existed.

Due to these material weaknesses in internal control over financial reporting, the Company’s management has concluded, as of March 31, 2008, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company intends to remedy the material weakness identified by expanding its board of directors in order to implement a viable process for considering management’s accounting for and reporting of transactions by directors independent of management as well as developing those key internal control tools. The Company is actively remedying our material weaknesses though the following:

•	Forming an audit committee made up of independent directors to oversee management (we have begun this process by appointing an additional director subsequent to the period ended March 31, 2008).

•	Identifying and designing new entity-level controls to reduce the evaluation effort.

•	Integrating the processes to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

•	Researching tools to support Section 404’s internal control assessment process.

•	Reviewing other regulatory requirements to determine whether there is an opportunity to better integrate compliance procedures.

•	Improving the management and control around key spreadsheets used by the Company.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (“Plaintiffs”) against the Company on February 4, 2004 in the United States District Court, Southern District of New York. The claim is for $525,000 plus interest in connection with the Company’s alleged breach of a settlement agreement purportedly made between the Company, Elite Jet, Inc, Gem Global Yield Fund Limited and Turbo International Ltd. in satisfaction of funds loaned by Plaintiffs to Elite Jet, Inc., a non-party to the legal proceedings. Although the Company denied any liability in this action it did not file a defense to the legal proceedings which resulted in a default judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,725 with interest accruing at 12% per annum on $525,000. The judgment and accrued interest as of March 31, 2008 was $831,921.

The Company believes that in the event the Plaintiffs attempt to enforce this judgment through Court proceedings that the Company will ultimately succeed in defending this legal claim.

ITEM 1A.     RISK FACTORS

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

Since our inception in 1989, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $2,635,931 at March 31, 2008. During the current three month period we recorded a net loss of $45,857. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity for development through merger or acquisition and satisfy our ongoing disclosure requirements with the Commission. Our only expectation of future profitability is dependent upon our ability to acquire or merge with a revenue producing business opportunity, which can in no way be assured. Therefore, we may never be able to achieve profitability.

The Company’s limited financial resources cast severe doubt on our ability to acquire or merge with a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of or merger with a profitable business opportunity. However, the prospect of such an acquisition or merger is doubtful due to the Company’s limited financial resources. Since we have no current business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition or merger candidates. Should we be unable to acquire or merge with a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

The default judgment against us may hinder our ability to acquire or merge with a profitable business opportunity.

Legal proceedings were initiated against the Company resulting in a default judgment on May 19, 2004, totaling $588,724 which liability has grown to $831,921 with accrued interest as of March 31, 2008. Though we deny any liability in the matter and believe that any attempt by the plaintiff in the case to enforce the judgment through court proceeding will fail, the liability will further hinder our ability to fulfill our plan of operations in acquiring or merging with a profitable business.

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
The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act of 1933, as amended (the “Securities Act”) as follows:

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 8, 2008, the Company issued 1,000,000 shares of restricted stock to Bafhir Hirjee for cash consideration of $10,000, or $0.01 per share, received during the year ended December 31, 2007. The shares were issued pursuant to the exemption from registration provided by Regulation S of the Securities Act. No commission was paid in connection with the issuance.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S.

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who was outside the United States at the time the subscription agreement was accepted, and ensuring that the offeree to whom the stock is to be issued is a non-U.S. offeree with an address in a foreign country.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASP Ventures Corp.

/s/ Nora Coccaro                              May 14, 2008

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