Form 10-Q
period 2008-09-30
ASP VENTURES CORP
filed 2008-12-19
CIK 1101298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-28589

ASP VENTURES CORP.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0203918 (I.R.S. Employer Identification No.)

Seestrasse 8, CH-8702 Zollikon, Switzerland

(Address of principal executive offices) (Zip Code)

41 44 202 008

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

At December 16, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 42,071,069.

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

ASP VENTURES CORP.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	$	$
ASSETS

Current assets:
Cash	-	446
Total current assets	-	446
Total assets	-	446

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	86,568	79,746
Default judgment (Note 8)	863,507	816,387
Related party payables (Note 3)	451,700	363,100
Total current liabilities	1,401,775	1,259,233
Total liabilities	1,401,775	1,259,233

Stockholders' deficit:
Capital stock (Note 6)
Common stock, $.001 par value, 250,000,000 shares authorized;
42,071,069 issued and outstanding	42,070	42,070
Additional paid-in capital	1,289,217	1,289,217
Deficit accumulated during the development stage	(2,733,063)	(2,590,074)
Total stockholders' deficit	(1,401,775)	(1,258,787)

Total liabilities and stockholders' deficit	-	446

The accompanying notes are an integral part of these financial statements

ASP VENTURES CORP.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

					Cumulative
					results of
					operations from
					May 15,1998
	Three months ended		Nine months ended		(Date of Inception of Development Stage) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
	$	$	$	$	$
Revenue	-	-	-	-	-

General and administrative costs	(29,104)	(33,674)	(95,869)	(102,403)	(1,911,806)

Loss from operations	(29,104)	(33,674)	(95,869)	(102,403)	(1,911,806)

Other income (expenses)
Gain on forgiveness of debt	-	-	-	-	42,250
Loss - default judgment (Note 8)	(15,879)	(15,879)	(47,120)	(47,120)	(863,507)

Total other expenses	(15,879)	(15,879)	(47,120)	(47,120)	(821,257)

Loss before provision for income taxes	(44,983)	(49,553)	(142,989)	(149,523)	(2,733,063)

Provision for income taxes	-	-	-	-	-

Net loss	(44,983)	(49,553)	(142,989)	(149,523)	(2,733,063)

Net loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares -
basic and diluted	42,071,069	41,071,069	42,071,069	41,071,069

The accompanying notes are an integral part of these financial statements

ASP VENTURES CORP.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

			Cumulative
			results of
			operations
			from May 15,
	Nine months ended		1998 (Date of Inception of Development Stage) to
	September 30,		September 30,
	2008	2007	2008
	$	$	$
Cash flows from operating activities:
Net loss	(142,989)	(149,523)	(2,733,063)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss - default judgment	47,120	47,120	863,506
Gain on forgiveness of debt	-	-	(42,250)
Non-cash settlement of accounts payable	-	-	453,241
Stock-based compensation	-	-	121,597
Increase (decrease) in:
Accrued and unpaid consulting fees to related parties	51,100	47,500	299,100
Accounts payable and accrued expenses	6,823	6,337	29,070
	(37,946)	(48,566)	(1,008,799)

Cash flows from investing activities:
	-	-	-

Cash flows from financing activities:
Loans received	-	-	131,843
Repayments to related parties	(7,000)	-	(7,000)
Advances from related parties	44,500	39,600	159,600
Share subscriptions received	-	10,000	10,000
Issuance of common stock	-	-	714,356
	37,500	49,600	1,008,799

Net increase (decrease) in cash	(446)	1,034	-

Cash, beginning of period	446	1,416	-

Cash, end of period	-	2,450	-

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 7)

The accompanying notes are an integral part of these financial statements

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2008

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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $1,401,775 at September 30, 2008 and has incurred losses of $2,733,063 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

(c) Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and September 30, 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and September 30, 2007 are not necessarily indicative of the operating results for the full year.

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2008

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

(c) Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive stock equivalents outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all stock equivalents if their effect is anti-dilutive. The Company did not have any stock equivalents outstanding at September 30, 2008 and December 31, 2007.

Earnings per Share computation for continuing operations:
                                    Nine months ended September 30,

                                                                                    2008               2007

Numerator – (loss from continuing operations) $ (142,989) $ (149,523)

Denominator – weighted average
number of shares outstanding 42,071,069 41,071,069

Loss per share $ (0.00) $ (0.00)

(d) Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of September 30, 2008, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2008

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

September 30, 2008

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

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact SFAS No. 162 will have on its financial position and results of operations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2008

Note 3 – Due to Related Parties

Related party payables consist of the following:

September 30, December 31
2008 2007

Unsecured payable a director and officer 4,100 7,000
Unsecured payable to a shareholder with no specific terms and
Due on demand 447,600 356,100

$ 451,700 $ 363,100

The amounts due to related parties are shown in current liabilities.

Note 4 – Related Party Transactions

The following represents related party transactions paid or accrued during the nine months ended September 30, 2008 and 2007.

Nine months ended
September 30,
2008 2007

Consulting fees paid or accrued to a director $ 19,500 $ 20,500
Consulting fees paid or accrued to a significant shareholder 45,000 45,000
Rent paid or accrued to a significant shareholder 9,000 9,000
$ 73,500 $ 74,500

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5 – Income Taxes

The Company has incurred an operating loss in the nine months ended September 30, 2008 that may be available to offset future taxable income. The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

ASP VENTURES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2008

Note 6 – Capital Stock

There were no changes in share capital in the nine months ended September 30, 2008.

During the year ended December 31, 2007, the Company issued 1,000,000 common shares for cash of $10,000.

There were no changes in share capital for the year ended December 31, 2006.

The Company has not issued any stock options or warrants to date.

Note 7 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the nine months ended September 30, 2008 and 2007 are as follows:

Nine months ended September 30,
2008 2007
Interest $ - $ -

Income Taxes $ - $ -

During the nine months ended September 30, 2008 and 2007, the Company did not have any other significant non-cash transactions.

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

Judgment was rendered in favor of the Plaintiffs on May 19, 2004 in the amount of $588,724 with interest accruing at 12% per annum on $525,000.

The Company believes that in the event the Plaintiffs attempt to enforce this judgment through court proceedings that the Company will ultimately succeed in defending its position.

As of September 30, 2008 and December 31, 2007, principal and interest accrued with respect to the default judgment was $863,507 and $816,387 respectively.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2008.

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

The Company’s plan of operation will require $100,000 over the next twelve months to continue the search for a suitable business opportunity and sustain minimum operations. We may require up to $1,500,000 in additional funding to meet current amounts payable, which funding is currently not available. Should we transact a suitable business opportunity within the next twelve months our funding requirements will change.

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

Net Losses

For the period from May 15, 1998 to September 30, 2008, the Company has recorded a cumulative net loss of $2,733,063. Net losses for the three months ended September 30, 2008 were $44,983 as compared to $49,553 for the three months ended September 30, 2007. Net losses for the nine months ended September 30, 2008 were $142,989 as compared to $149,523 for the nine month ended September 30, 2007. The Company’s operating losses since inception are attributable to general and administrative expenses and a default judgment in the amount of $863,507 including accrued interest as of September 30, 2008. General and administrative expenses include accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to September 30, 2008.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

The Company had no assets and liabilities of $1,401,775 as of September 30, 2008. Liabilities consist of accounts payable with accrued expenses of $86,568, a default judgment of $863,507, and related party payables of $451,700. Net stockholders' deficiency in the Company was $1,401,775 at September 30, 2008.

Cash flow used in operating activities was $1,008,799 since entering the development stage to September 30, 2008. Cash flow used in operating activities for the nine months ended September 30, 2008 was $37,946 as compared to $48,566 for the nine months ended September 30, 2007. Cash flow used in operating activities in the current period can be attributed to net losses.

Cash flow provided from financing activities was $1,008,799 since entering the development stage to September 30, 2008. Cash flow provided by financing activities for the nine months ended September 30, 2008 was $37,500 as compared to $49,600 for the nine months ended September 30, 2007. Cash flow provided by financing activities in the current period can be attributed to advances from a shareholder offset by repayments of $7,000 to related parties.

Cash flows used in investing activities was $0 for the period from inception to September 30, 2008.

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

Off Balance Sheet Arrangements

As of September 30, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $2,733,063 as of September 30, 2008 and our lack of revenue generating operations. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from prospective business opportunities; (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact SFAS No. 162 will have on its financial position and results of operations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Legal proceedings were initiated by Gem Global Yield Fund Limited and Turbo International Ltd. (“Plaintiffs”) against the Company on February 4, 2004 in the United States District Court, Southern District of New York. The claim was for $525,000 plus interest in connection with the Company’s alleged breach of a settlement agreement purportedly made between the Company, Elite Jet, Inc, Gem Global Yield Fund Limited and Turbo International Ltd. in satisfaction of funds loaned by Plaintiffs to Elite Jet, Inc., a non-party to the legal proceedings. Although the Company denied any liability in this action it did not file a defense to the legal proceedings which resulted in a default judgment in favor of the Plaintiffs on May 19, 2004 in the amount of $588,725 with interest accruing at 12% per annum on $525,000. The judgment and accrued interest as of September 30, 2008 was $863,507.

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

Since entering the development stage in 1998, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $2,733,063 at September 30, 2008. During the current nine month period we recorded a net loss of $142,989. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity for development through merger or acquisition and satisfy our ongoing disclosure requirements with the Commission. Our only expectation of future profitability is dependent upon our ability to acquire or merge with a revenue producing business opportunity, which can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Legal proceedings were initiated against the Company resulting in a default judgment on May 19, 2004, totaling $588,724 which liability has grown to $863,507 with accrued interest as of September 30, 2008. Though we deny any liability in the matter and believe that any attempt by the plaintiff in the case to enforce the judgment through court proceeding will fail, the liability will further hinder our ability to fulfill our plan of operations in acquiring or merging with a profitable business.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 24 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASP Ventures Corp.

/s/ Kurt Dalmata                              December 16, 2008

Kurt Dalmata

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