Form 10-K/A
period 2007-12-31
ASP VENTURES CORP
filed 2009-01-26
CIK 1101298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

41 44 202 0080

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐.

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates (32,660,607 shares) was approximately $277,615 based on the average closing bid and asked prices ($0.0085) for the common stock on January 23, 2009.

At January 23, 2009 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 42,071,069.

Explanatory Note

This Form 10-K/A has been amended to revise (i) the auditors’ audit reports, (ii) our Item 9A. Controls and Procedures to include our conclusions regarding disclosure controls and procedures (iii) our Item 9A. Controls and Procedures to update our internal controls over financial reporting, and (iv) our Section 302 Certification attached as Exhibit 31.

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

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2007 included in this Form 10-K/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2007 and 2006 are attached hereto as F-1 through F-17.

ASP Ventures Corp.

(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

December 31, 2007

                                                                                              Page

Report of Independent Registered Public Accounting Firm                     F-2

Report of Independent Registered Public Accounting Firm                     F-3

Balance Sheets                                                                                   F-4

Statements of Operations                                                                    F-5

Statements of Stockholders’ Deficit                                                     F-6

Statements of Cash Flows                                                                  F-9

Notes to Financial Statements                                                            F-10

ASP VENTURES CORP. (A Development Stage Company) BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	$	$
ASSETS

Current assets:
Cash	446	1,416
Total current assets	446	1,416
Total assets	446	1,416

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	79,746	74,134
Default judgment (Note 8)	816,387	753,387
Related party payables (Note 3)	363,100	243,000
Total current liabilities	1,259,233	1,070,521
Total liabilities	1,259,233	1,070,521

Commitments (Note 9)	-	-

Stockholders' deficit:
---Capital stock (Note 6)
Common stock, $.001 par value, 250,000,000 shares authorized;
42,071,069 and 41,07 1,069 issued and outstanding, respectively	42,070	41,070
Additional paid-in capital	1,289,217	1,280,217
Deficit accumulated during the development stage	(2,590,074)	(2,390,392)
Total stockholders' deficit	(1,258,787)	(1,069,105)

Total liabilities and stockholders' deficit	446	1,416

The accompanying notes are an integral part of these financial statements.

ASP VENTURES CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS

			Cumulative results of operations from May 15,1998 (Date of Inception of Development Stage) to December 31, 2007

	2007	2006
	$	$	$

Revenue	-	-	-
General and administrative costs	(136,682)	(130,583)	(1,815,937)
Loss from operations	(136,682)	(130,583)	(1,815,937)
Other income (expenses)
Gain on forgiveness of debt	-	-	42,250
Loss - default judgment (Note 8)	(63,000)	(63,000)	(816,387)
Total other expenses	(63,000)	(63,000)	(858,637)

Loss before provision for income taxes	(199,682)	(193,583)	(2,590,074)
Provision for income taxes	-	-	-
Net loss	(199,682)	(193,583)	2,590,074
Net loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average common shares -
basic and diluted	41,803,000	41,071,069

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

Earnings Per Share computation for Net Income:

                                                                                             Years ended December 31,

                                                                                                      2007                   2006

          Numerator – (Net Loss)                                          $     (199,682)          $     (193,583)
          Denominator – weighted average
           number of shares outstanding                                      41,803,000               41,071,069

           Loss per share                                                           $     (0.00)              $      (0.00)

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES (ITEM 9A (T))

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. Our ineffectiveness in disclosure controls and procedures has led to errors in the reporting of information required to be disclosed in this annual report.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses as identified by management are disclosed below.

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight has been a material weakness since inception through the annual period of this report. While this control deficiency did not result in any audit adjustments to our 2007 or 2006 interim or annual financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

Failure to Segregate Duties. Management has not maintained any segregation of duties within the Company due to its reliance on a single individual to fill the role of chief executive officer, chief financial officer and principal accounting officer. Our lack of appropriate independent oversight has been a material weakness since inception through the annual period of this report. While this control deficiency did not result in any audit adjustments to our 2007 or 2006 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2007, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company intends to remedy its material weaknesses by:

•	Forming an audit committee made up of independent directors that will oversee management (we have begun this process by seeking out individuals who might act as independent directors).

•	Engaging an individual to serve as chief financial officer and principal accounting officer to segregate the duties of chief executive officer and chief financial officer (our chief executive officer is the process of seeking out an individual willing to serve as chief financial officer and principal accounting officer).

Despite the Company’s intention to remedy its material weaknesses in the manner described, the actions required to accomplish these objectives will require the Company to engage additional personnel which actions may not be possible in the near term due to our limited financial resources and operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-K/A.

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

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro serves with the following companies:

•	an officer and director (April 1999 to present) of Providence Resources, Inc., an OTC: BB quoted company involved in exploration for oil and gas,

•	an officer and director (December 2005 to present) of Newtech Resources, Inc., an OTC:BB quoted company without operations, and

•	an officer and director (March 2007 to present) of Enwin Resources, Inc, an OTC: BB quoted company without operations.

Ms. Coccaro has also served as follows:

•	an officer and director (February 2000 to January 2004) of SunVesta Inc. (formerly OpenLimit, Inc.), an OTC: BB quoted company formerly involved in cr edit card encryption technology, and

•	an officer and director (January 2000 to June 2007) and

•	a director (February 2004 to March 2007) of Solar Energy Limited an OTC:BB quoted company involved in the development of alternative sources of energy.

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

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K/A. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

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

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-16, and are included as part of this Form 10-K/A:

     Financial Statements of the Company for the years ended December 31, 2007 and 2006:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Income
Statements of Stockholders’ Equity
Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 26 of this Form 10-K/A, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K/A because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of January, 2009.

ASP VENTURES CORP.

/s/ Kurt Dalmata

             Kurt Dalmata

    Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature     Title     Date

/s/ Kurt Dalmata               Director          January 26, 2009

     Kurt Dalmata

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