Form 10-Q/A
period 2008-03-31
ASP VENTURES CORP
filed 2009-01-26
CIK 1101298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Form 10-Q/A has been amended to revise our (i) Item 4T. Controls and Procedures as to our disclosure controls and procedures, (ii) Item 4T. Controls and Procedures as to our internal controls over financial reporting, and (iii) our Section 302 Certification attached as Exhibit 31.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to ASP Ventures Corp., a Florida corporation, and its predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2007 included in the Company’s Form 10-K/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

•

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

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q/A, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. Our ineffectiveness in disclosure controls and procedures led to errors in the reporting of certain information as disclosed in this report.

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

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 24 of this Form 10-Q/A, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASP Ventures Corp.

/s/ Kurt Dalmata                              January 26, 2009

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