Form 10-Q/A
period 2008-09-30
ASP VENTURES CORP
filed 2009-01-26
CIK 1101298

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

Explanatory Note

This Form 10-Q/A has been amended to revise (i) our Item 4T. Controls and Procedures to as to our conclusions regarding disclosure controls and procedures, and (ii) our Section 302 Certification attached as Exhibit 31.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. Our ineffectiveness in disclosure controls and procedures led to the untimely filing of this current report. Our ineffectiveness also led to errors in the reporting of certain information as disclosed in this report.

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